Form 10-Q
period 2019-03-31
DiaMedica Therapeutics Inc.
filed 2019-05-13
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number: 001-11038

DIAMEDICA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2 Carlson Parkway, Suite 260 Minneapolis, Minnesota 55447 (Address of principal executive offices) (Zip code)

(763) 312-6755

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Voting common shares, no par value per share	DMAC	The Nasdaq Stock Market LLC

As of May 10, 2019, there were 11,956,874 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

March 31, 2019

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”

As used in this report, references to “DiaMedica,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to DiaMedica Therapeutics Inc. and its subsidiaries, all of which are consolidated in DiaMedica’s consolidated financial statements. References in this report to “common shares” mean our voting common shares, no par value per share.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report that are not descriptions of historical facts are forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition and share price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would,” the negative of these terms or other comparable terminology, and the use of future dates. The forward-looking statements in this report include, among other things, statements about:

●

our plans to develop, obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of chronic kidney disease and acute ischemic stroke and our expectations regarding the benefits of our DM199 product candidate;

●	our ability to conduct successful clinical testing of our DM199 product candidate for chronic kidney disease and acute ischemic stroke;
●	our ability to obtain required regulatory approvals of our DM199 product candidate for chronic kidney disease and acute ischemic stroke;
●	the perceived benefits of our DM199 product candidate over existing treatment options for chronic kidney disease and acute ischemic stroke;
●	the potential size of the markets for our DM199 product candidate and our ability to serve those markets;
●	the rate and degree of market acceptance, both in the United States and internationally, of our DM199 product candidate for chronic kidney disease and acute ischemic stroke;
●

our ability to partner with and generate revenue from biopharmaceutical and pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for chronic kidney disease and acute ischemic stroke;

●	the success, cost and timing of planned clinical trials, as well as our reliance on collaboration with third parties to conduct our clinical trials;
●

expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential United States Food and Drug Administration (“FDA”) regulation of our DM199 product candidate for chronic kidney disease and acute ischemic stroke;

●

our ability to obtain funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for chronic kidney disease and acute ischemic stroke;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate; and
●	our anticipated use of the net proceeds from our recent initial public offering.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diamedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,759	$16,823
Marketable securities	10,958	—
Amounts receivable	929	780
Prepaid expenses and other assets	298	369
Total current assets	14,944	17,972

Non-current assets:
Deposit	271	271
Operating lease right-of-use asset	189	—
Property and equipment, net	90	96
Total non-current assets	550	367

Total assets	$15,494	$18,339

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$685	$483
Accrued liabilities	686	808
Finance lease obligation	5	5
Operating lease obligation	49	—
Total current liabilities	1,425	1,296

Non-current liabilities:
Finance lease obligation, non-current	17	18
Operating lease obligation, non-current	146	—
Total non-current liabilities	163	18

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 11,956,874 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	63,123	62,993
Accumulated other comprehensive income	3	—
Accumulated deficit	(49,220)	(45,968)
Total shareholders’ equity	13,906	17,025
Total liabilities and shareholders’ equity	$15,494	$18,339

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
License revenues	$—	$—

Operating expenses:
Research and development	2,607	791
General and administrative	814	515
Total operating expense	3,421	1,306

Operating loss	(3,421)	(1,306)

Other (income) expense:
Governmental assistance - research incentives	(174)	(731)
Other (income) expense, net	(4)	35
Change in fair value of warrant liability	—	39
Total other (income) expense	(178)	(657)

Loss before income tax expense	(3,243)	(649)

Income tax expense	9	1

Net loss	(3,252)	(650)

Other comprehensive income
Unrealized gain on marketable securities	3	—

Net loss and comprehensive loss	$(3,249)	$(650)
Basic and diluted net loss per share	$(0.27)	$(0.10)
Weighted average shares outstanding – basic and diluted	11,956,874	6,546,780

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Additional paid-in capital
Balance at beginning of period	$62,993	$41,033
Issuance of common stock and warrants, net offering costs of $529	—	5,840
Exercise of common stock purchase warrants	—	606
Share-based compensation	130	153
Balance at end of period	63,123	47,632

Accumulated other comprehensive income
Balance at beginning of period	—	—
Unrealized gain on marketable securities	3	—
Balance at end of period	3	—

Accumulated deficit
Balance at beginning of period	(45,968)	(40,234)
Net loss	(3,252)	(650)
Balance at end of period	(49,220)	(40,884)

Total shareholders’ equity	$13,906	$6,748

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,252)	$(650)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	130	153
Amortization of discount on marketable securities	(26)	—
Non-cash lease expense	12	—
Depreciation	6	4
Change in fair value of warrant liability	—	39
Changes in operating assets and liabilities:
Amounts receivable	(150)	(709)
Prepaid expenses	72	13
Accounts payable	201	(30)
Accrued liabilities	(127)	245
Net cash used in operating activities	(3,134)	(935)

Cash flows from investing activities:
Purchase of marketable securities	(10,928)	—
Purchase of property and equipment	—	(32)
Net cash used in financing activities	(10,928)	(32)

Cash flows from financing activities:
Principal payments on finance lease obligations	(2)	—
Proceeds from issuance of common shares and warrants, net of offering costs	—	5,840
Proceeds from the exercise of common share purchase warrants	—	484
Net cash provided by (used in) by financing activities	(2)	6,324

Net increase (decrease) in cash	(14,064)	5,357
Cash and cash equivalents at beginning of period	16,823	1,353
Cash and cash equivalents at end of period	$2,759	$6,710

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA, Inc. and DiaMedica Australia Pty Ltd. (collectively “we,” “us,” “our,” “DiaMedica” and the “Company”), exist for the primary purpose of advancing the clinical and commercial development of a proprietary recombinant, or synthetic, KLK1 protein for the treatment of kidney and neurological diseases with our primary focus on chronic kidney disease and acute ischemic stroke. Our parent company is governed under the Canada Business Corporations Act and, commencing on December 7, 2018, our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.” The Company’s shares were previously traded on the TSX Venture Exchange in Canada and on the OTCQB in the United States.

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

As of March 31, 2019, we have incurred losses of $49.2 million since our inception in 2000. For the three months ended March 31, 2019, we incurred a net loss of $3.3 million and negative cash flows from operating activities of $3.1 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments are sufficient to generate revenue to fund our continuing operations. Further, we expect to continue to incur significant operating losses as we continue the research, development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of March 31, 2019, DiaMedica had cash and cash equivalents of $2.8 million, marketable securities of $11.0 million, working capital of $13.5 million and shareholders’ equity of $13.9 million. Our principal sources of cash have included net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. We expect our current cash resources to be sufficient to allow us to complete our currently ongoing clinical trials and to otherwise fund our planned operations through 2020. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time.

3.	Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations, consolidated statement of shareholders’ equity and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current basis of presentation.

Cash and cash equivalents

The Company considers all bank deposits, including money market funds, and other investments purchased with an original maturity of three months or less to be cash and cash equivalents.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and marketable securities.

The Company maintains its cash balances primarily with two financial institutions. These balances exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents.

The Company believes that the credit risk related to marketable securities is limited due to the adherence to an investment policy focused on the preservation of principal.

Marketable securities

The Company’s marketable securities consist solely of available-for-sale securities and were valued in accordance with the fair value measurement guidance discussed below. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity as accumulated other comprehensive income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported in equity as accumulated other comprehensive income (loss).

Fair value measurements

Under the authoritative guidance for fair value measurements, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of March 31, 2019, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in the Accounting Standards Codification Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard requires the immediate recognition of all excess tax benefits and deficiencies in the statements of operations and requires classification of excess tax benefits as an operating activity as opposed to a financing activity in the statements of cash flows. This standard became effective for us on January 1, 2019.

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

Additional information and disclosures required by this new standard are contained in Note 8, titled “Operating Lease.”

We adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019; and, consequently, financial information will not be updated and the disclosures required under Topic 842 will not be provided for dates and periods prior to January 1, 2019. We have reviewed our existing lease contracts and the impact of the new leasing standards on our consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, we recognized a lease liability and related right-of-use asset on our condensed consolidated balance sheet of approximately $205,000.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for public entities for fiscal years beginning after December 15, 2018. Prior to the adoption of this ASU, share-based compensation awarded to non-employees was subject to revaluation over its vesting terms. Subsequent to the adoption of this ASU, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. We adopted this standard on January 1, 2019 and the adoption of this ASU did not have a material impact on our financial position or our condensed consolidated statements of operations.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$3,978	$—	$3,978	$—
Government securities	6,980	—	6,980	—
Total marketable securities	$10,958	$—	$10,958	$—

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter ended March 31, 2019.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of March 31, 2019.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Research and development incentives	$796	$622
Sales-based taxes receivable	86	134
Other	47	24
Total amounts receivable	$929	$780

6.	Deposit

Deposit consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Advances to vendor	$271	$271
Total deposit	$271	$271

We have advanced funds to a vendor engaged to support the performance of the REMEDY Phase 2 clinical trial. The funds advanced will be held, interest free, by this vendor until the completion of the trial and applied to final trial invoices or refunded. This deposit is classified as non-current as the trial is not expected to be completed during 2019.

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Furniture and equipment	$49	$49
Computer equipment	71	71
	120	120
Less accumulated depreciation	(30)	(24)
Property and equipment, net	$90	$96

8.	Operating Lease

We lease certain office space under a non-cancelable operating lease. This lease does not have significant rent escalation holidays, concessions, leasehold improvement incentives or other build-out clauses. Further this lease does not contain contingent rent provisions. This lease terminates on August 31, 2022 and we do not have an option to renew. This lease does include both lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The non-lease components are deemed to be executory costs and are therefore excluded from the minimum lease payments used to determine the present value of the operating lease obligation and related right-of-use asset.

This lease does not provide an implicit rate and, due to the lack of a commercially salable product, we are generally considered unable to obtain commercial credit. Therefore, we estimated our incremental interest rate to be 9%, considering the quoted rates for the lowest investment-grade debt and the interest rates implicit in recent financing leases. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

Our operating lease cost and variable lease costs were $16,000 and $13,000, respectively, for the three months ended March 31, 2019. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of March 31, 2019 (in thousands):

2019	$48
2020	66
2021	68
2022	46
Total lease payments	$228
Less interest portion	(33)
Present value of lease obligation	$195

9.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued compensation	$365	$417
Accrued clinical study costs	255	292
Accrued research and other professional fees	33	65
Accrued taxes and other liabilities	33	34
Total accrued liabilities	$686	$808

10.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any extraordinary general meeting.

Private placements during 2019

During the three months ended March 31, 2019, there were no common shares issued directly or upon the exercise of any stock options or warrants.

Private placements during 2018

On March 29, 2018, the Company completed, in two tranches, a brokered and non-brokered private placement of 1,322,965 units at a price of $4.90 per unit for aggregate gross proceeds of approximately $6.3 million. Each unit consisted of one common share and one half of one common share purchase warrant. The Company issued 661,482 warrants. Each warrant entitles the holder to purchase one common share at a price of $7.00 at any time prior to expiry on March 19, 2020 and March 29, 2020 for Tranche 1 and Tranche 2, respectively. The warrants are subject to early expiry under certain conditions. The warrant expiry date can be accelerated at the option of the Company, in the event that the volume-weighted average trading price of the Company’s common shares exceeds $12.00 per common share for any 21 consecutive trading days. In connection with this offering, the Company paid aggregate finder’s fees of approximately $384,000 and issued an aggregate of 80,510 compensation warrants. Each compensation warrant entitles the holder to purchase one common share at $4.90 for a period of 2 years from the closing of the offering, subject to acceleration on the same terms as the common share purchase warrants.

Shares reserved

Common shares reserved for future issuance are as follows:

March 31, 2019
Stock options outstanding	674,045
Deferred share units outstanding	21,183
Shares available for grant under the DiaMedica Therapeutics Inc. Stock Option Plan	88,690
Common shares issuable under common share purchase warrants	807,563
Total	1,591,481

11.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(3,252)	$(650)
Weighted average shares outstanding—basic and diluted	11,956,874	6,546,780
Basic and diluted net loss per share	$(0.27)	$(0.10)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended March 31,
	2019	2018
Employee and non-employee stock options	674,045	480,034
Common shares issuable under common share purchase warrants	807,563	832,601
Common shares issuable under deferred share unit plan	21,183	21,183

12.	License and Collaboration Agreement with Related Party

On September 27, 2018, the Company entered into a license and collaboration agreement (the “License Agreement”) with Ahon Pharmaceutical Co Ltd. (“Ahon Pharma”), which grants Ahon Pharma exclusive rights to develop and commercialize DM199 for acute ischemic stroke in mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. Under the terms of the agreement, the Company received a non-refundable upfront payment of $500,000 upon signing the License Agreement and is entitled to receive an additional non-refundable payment of $4.5 million upon the earlier of regulatory clearance to initiate a clinical trial in China or July 1, 2019. The Company also has the potential to receive up to an additional $27.5 million in development and sales related milestones and up to approximately 10% royalties on net sales of DM199 in the licensed territories. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territories will be the sole responsibility of Ahon Pharma. The License Agreement may be terminated at any time by Ahon Pharma by providing 120 days written notice.

Ahon Pharma is a subsidiary of Shanghai Fosun Pharmaceutical (Group) co. Ltd. (“Fosun Pharma”) which, through its partnership with SK Group, a South Korea based company, is an investor in DiaMedica, holding approximately 8.4% of our common shares as of December 31, 2018. This investment was made in 2016.

13.	Share-Based Compensation

Deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (“DSU Plan”) promotes greater alignment of long-term interests between non-executive directors and executive officers of the Company and its shareholders through the issuance of deferred share units (“DSUs”). Since the value of DSUs increases or decreases with the market price of the common shares, DSUs reflect a philosophy of aligning the interests of directors and executive officers by tying compensation to share price performance. For the three months ended March 31, 2019 and 2018, there were no DSUs or common shares underlying DSUs issued. The Company has reserved for issuance up to 100,000 common shares under the DSU Plan and 21,183 DSUs were outstanding at March 31, 2019.

Stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018 (the “Option Plan”) allows the Board of Directors from time to time, in its sole discretion, and in accordance with the requirements of the Nasdaq Stock Market, to grant the Company’s directors, officers, employees and certain consultants (as such terms are used in the Option Plan) non-transferable options to purchase common shares. The number of common shares reserved for issuance under the Option Plan at any time is 783,918 and the aggregate number of common shares reserved for issuance under any other compensation or incentive mechanism or plan (including deferred share unit plans or employee stock option plans, if any), shall not exceed 783,918 shares. In addition, the maximum number of common shares that may be issued under the Option Plan upon the exercise of incentive stock options, within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the “Code”), is 283,918 shares (subject to adjustment).

As of December 31, 2018, options to purchase 674,045 common shares were outstanding. Options granted vest at various rates and have terms of up to 10 years. As the TSX Venture Exchange was the principal trading market for the Company’s common shares, all options granted prior to December 31, 2018 under the Option Plan have been priced in Canadian dollars. Options granted after December 31, 2018 under the Option Plan have been priced in United States dollars.

The aggregate number of common shares reserved for issuance under the Option Plan and the DSU Plan as of March 31, 2019 was 783,918.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$58	$22
General and administrative	72	131
Total share-based compensation	$130	$153

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2018	639,359	$5.90	$—
Granted	42,500	4.00
Exercised	—	—
Expired/cancelled	(4,375)	5.65
Forfeited	(3,439)	6.65
Balances at March 31, 2019	674,045	$5.77	$517

Information about stock options outstanding, vested and expected to vest as of March 31, 2019, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	50,000	6.6	$1.50	50,000	6.6
$2.00	-	$2.99	132,900	6.7	2.28	131,233	6.7
$3.70	-	$3.99	124,571	7.7	3.88	100,822	7.7
$4.00	-	$4.99	134,104	8.8	4.54	53,583	8.2
$7.00	-	$26.00	232,470	7.9	10.42	94,453	6.2
			674,045	7.7	$5.77	430,091	5.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and subsidiaries for the three months ended March 31, 2019 and 2018.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

Business Overview

We are a clinical stage biopharmaceutical company primarily focused on the development of novel recombinant proteins. Our goal is to use our patented and licensed technologies to establish our company as a leader in the development and commercialization of therapeutic treatments for novel recombinant proteins to treat kidney and neurological diseases. Our current primary focus is on chronic kidney disease (“CKD”) and acute ischemic stroke (“AIS”). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for CKD and AIS.

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

Our DM199 product candidate is in clinical development as follows:

In December 2018, the FDA accepted our Investigational New Drug application for the initiation of a Phase Ib clinical trial of DM199 in patients with moderate or severe CKD caused by Type I or Type II diabetes, and in February 2019, we initiated dosing patients in this study. The results from this Phase Ib study will assist us in the design of upcoming Phase II studies in patients suffering from rare diseases and CKD. The DM199 drug levels from this Phase Ib study will also help determine the optimal dose levels for testing in the Phase II studies.

In February 2018, we initiated treatment on the first patient in our Phase II REMEDY trial assessing the safety, tolerability and markers of therapeutic efficacy of DM199 in patients suffering from AIS. Our REMEDY trial is expected to enroll up to 100 patients to evaluate DM199 in patients with AIS.

In September 2018, we entered into a license and collaboration agreement with Ahon Pharmaceutical Co Ltd. (“Ahon Pharma”), which grants Ahon Pharma exclusive rights to develop and commercialize DM199 for acute ischemic stroke in mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. Under the terms of the agreement, we received an upfront payment of $500,000 on signing and are entitled to receive an additional payment of $4.5 million upon regulatory clearance to initiate a clinical trial in China. We also have the potential to receive up to an additional $27.5 million in development and sales related milestones and up to approximately 10% royalties on net sales of DM199 in the licensed territories. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territories will be the sole responsibility of Ahon Pharma. This agreement may be terminated at any time by Ahon Pharma by providing 120 days written notice. Fosun Pharma, through its partnership with SK Group, a South Korea based company, is an investor in DiaMedica through its equity investment in 2016.

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment, and government grants and tax credits. We have incurred losses in each year since our inception. Our net losses were $3.3 million and $650,000 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $49.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary research and development (“R&D”) activities, and general and administrative (“G&A’) support costs associated with our operations.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as we:

●	advance the ongoing clinical development of DM199;
●	provide G&A support for our operations; and
●	maintain, expand and protect our intellectual property portfolio.

In addition, we expect our operating expenses to increase in 2019 compared to 2018 as a result of our recently obtained Nasdaq-listed U.S. public reporting company status.

While we expect our rate of future negative cash flow per month to vary due to the timing of expenses incurred, we expect our current cash resources to be sufficient to allow us to complete our currently ongoing clinical trials and to otherwise fund our planned operations through the end of 2020. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time.

Financial Overview

Revenues

Since our inception, we have incurred losses while advancing the R&D of our therapeutic product candidates. While we received $500,000 in license revenue last year, we have not generated any revenues from product sales and do not expect to do so for a number of years. We may never generate sales revenues from our current DM199 product candidate as we may never succeed in obtaining regulatory approval or commercial sale of this product candidate.

Research and Development Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations and contract manufacturing organizations related to clinical trials, contractual obligations for clinical development, clinical sites, laboratory testing, preclinical trials, development of DM199 and the related manufacturing processes, salaries, benefits, share-based compensation and other personnel costs. We incurred $2.6 million and $791,000 in R&D expenses for the three months ended March 31, 2019 and 2018, respectively.

At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. We expect that our R&D expenses may continue to increase if we are successful in advancing DM199, or any of our preclinical programs, into advanced stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

G&A expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development and support functions. Other G&A expenses include insurance, rent and utilities, travel expenses and professional fees for auditing, tax and legal services. We expect that G&A expenses will increase in the future as we expand our operating activities. In addition, G&A expenses are expected to reflect increased costs associated with our listing on The Nasdaq Capital Market and U.S. public reporting company status, which commenced in December 2018.

Other (Income) Expense

Other (income) expense consists primarily of governmental assistance – research incentives, interest income and foreign currency exchange gains and losses.

Recently Adopted Accounting Pronouncements

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

We adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019; and consequently, financial information will not be updated and the disclosures required under Topic 842 will not be provided for dates and periods prior to January 1, 2019. We have reviewed our existing lease contracts and the impact of the new leasing standards on our consolidated results of operations, financial position and disclosures. Upon adoption of the new leasing standards, we recognized a lease liability and related right-of-use asset on our consolidated balance sheet of approximately $205,000.

In June 2018, the FASB issued ASU No. 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. Prior to the adoption of this ASU, share-based compensation awarded to non-employees was subject to revaluation over its vesting terms. Subsequent to the adoption of this ASU, non-employee share-based payment awards are measured on the date of grant, similar to share-based payment awards granted to employees. We adopted this standard on January 1, 2019 and the adoption of this ASU did not have a material impact on our financial position or our condensed consolidated statements of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$2,607	$791
General and administrative	814	515
Total other (income) expense	(178)	(657)

Research and Development Expenses

R&D expenses increased 230% to $2.6 million for the three months ended March 31, 2019 compared to $791,000 for the three months ended March 31, 2018, an increase of $1.8 million. This increase was due to costs of approximately $1.0 million related to the initiation of a new production run of the DM199 drug substance, as well as costs incurred in conjunction with the Phase Ib clinical study in CKD patients and increased year over year costs for the REMEDY Phase II stroke study. Increased personnel costs also contributed slightly to the increase.

General and Administrative Expenses

G&A expenses were $814,000 for the three months ended March 31, 2019, an increase of 63.3% from $515,000 for the three months ended March 31, 2018. This increase was primarily due to costs associated with our status as a Nasdaq-listed U.S. public reporting company, which commenced in December 2018. Increased personnel costs also contributed to the increase.

Total Other (Income) Expense

Total other income decreased 72.9% to $178,000 for the three months ended March 31, 2019 down from $657,000 for three months ended March 31, 2018. The decrease is primarily related to the initial recognition of R&D incentives from the Australian Government, paid for qualifying research work performed by DiaMedica Australia, during the three months ended March 31, 2018. This decrease was partially offset by increased interest income earned on marketable securities during the three months ended March 31, 2019.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2019 and December 31, 2018, and our sources and uses of cash for each of the three month periods ended March 31, 2019 and 2018, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2019	December 31, 2018
Cash and cash equivalents	$2,759	$16,823
Marketable securities	10,958	—
Total assets	15,494	18,339
Total current liabilities	1,425	1,296
Total shareholders’ equity	13,906	17,025
Working capital	13,519	16,676

	Three Months Ended March 31,
Cash Flow Data	2019	2018
Cash flow provided by (used in):
Operating activities	$(3,134)	$(935)
Investing activities	(10,928)	(32)
Financing activities	(2)	6,324
Net increase (decrease) in cash	$(14,064)	$5,357

Working Capital

We had cash and cash equivalents of $2.8 million, marketable securities of $11.0 million, current liabilities of $1.4 million and working capital of $13.5 million as of March 31, 2019, compared $16.8 million in cash and cash equivalents, $1.3 million in current liabilities and $16.7 million in working capital as of December 31, 2018. The decreases in our combined cash and equivalents and marketable securities and in our working capital are due primarily to our operating loss incurred for the three months ended March 31, 2019.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $3.1 million compared to $935,000 for the three months ended March 31, 2018. This increase relates primarily to an increase in the net loss, partially offset by the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases of marketable securities and property and equipment during the respective periods. Net cash used in investing activities was $10.9 million for the three months ended March 31, 2019 compared to $32,000 for the three months ended March 31, 2018. This increase was caused by the purchase of marketable securities during the current year period.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common shares and warrants and proceeds from the exercise of stock options and warrants and in 2019, include principal payments on financing lease obligations. Net cash used in financing activities was $2,000 for the three months ended March 31, 2019. Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2018. Cash flows from financing activities for 2018 included net proceeds from our March 2018 private placements of our common shares and warrants to purchase common shares and the exercise of warrants to purchase common shares which expired in February 2018.

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

Accordingly, despite our recent initial public offering, we expect we will need substantial additional capital to further our R&D activities, planned clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. While we are striving to achieve these plans, there is no assurance these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources, which include the net proceeds of our recent initial public offering, to be sufficient to allow us to complete our current ongoing Phase II REMEDY trial in patients with AIS and our current Phase Ib trial in patients with CKD and a Phase II study in patients with CKD and to otherwise fund our planned operations through 2020. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined by applicable Securities and Exchange Commission regulations) that could have a material current effect or that are reasonably likely to have current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2018, other than as a result of DiaMedica’s adoption of ASU 20116-02, Leases, and related guidance requiring the recognition of an operating lease right-of-use asset and related operating lease obligation in our condensed consolidated balance sheets. See Note 3, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements contained in this report.

Recent Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 3, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements contained in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the United States Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2013, we entered into a clinical research agreement with PRA Netherlands to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two SC dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical trial site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands and generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York, to compel them to comply with the terms of the clinical research agreement, including providing full study records and to recover damages. After PRA Netherlands objected to the venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. subsidiary, PRA Health Sciences, Inc. (“PRA USA” and collectively with PRA Netherlands, “PRA”), in the United States District Court, District of Delaware. The complaint alleges, among other things, that PRA failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical trials and that PRA further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint seeks to compel PRA to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. PRA again objected to the venue and on November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit. We subsequently requested that we be permitted to file a motion seeking to transfer the Delaware action to the United States District Court, District of Minnesota. On February 20, 2019, we filed this motion to transfer venue. No decision on this motion has yet been rendered.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the quarter ended March 31, 2019.

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the quarter ended March 31, 2019.

Use of Proceeds

On December 11, 2018, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 (File No. 333-228313), as amended, filed in connection with our initial public offering in the United States. Pursuant to the registration statement, we issued and sold an aggregate of 4,100,000 common shares in the initial public offering at a price to the public of $4.00 per share. As a result of the offering, we received gross proceeds of approximately $16.4 million, resulting in net proceeds to us of approximately $14.7 million, after deduction of underwriters’ discounts and commissions and offering expenses. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Craig-Hallum Capital Group LLC acted as the sole managing underwriter for the offering.

As of March 31, 2019, we have used approximately $3.1 million of the proceeds from our initial public offering to fund clinical development of DM199, to conduct research activities and for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus, dated December 6, 2018, filed with the SEC on December 10, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: May 13, 2019	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2019	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)