Form 10-Q
period 2019-06-30
DiaMedica Therapeutics Inc.
filed 2019-08-13
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number: 001-11038

DIAMEDICA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2 Carlson Parkway, Suite 260 Minneapolis, Minnesota 55447 (Address of principal executive offices) (Zip code)

(763) 312-6755

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Voting common shares, no par value per share	DMAC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2019, there were 12,006,874 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

June 30, 2019

_________________

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
●

our ability to partner with and generate revenue from biopharmaceutical and pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for chronic kidney disease and acute ischemic stroke and any adverse ramifications as a result of our recent termination of a license and collaboration agreement with Ahon Pharmaceutical Co., Ltd;

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diamedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,974	$16,823
Marketable securities	7,992	—
Amounts receivable	1,112	780
Prepaid expenses and other assets	198	369
Total current assets	12,276	17,972

Non-current assets:
Deposit	271	271
Operating lease right-of-use asset	177	—
Property and equipment, net	73	96
Total non-current assets	521	367

Total assets	$12,797	$18,339

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$262	$483
Accrued liabilities	630	808
Finance lease obligation	5	5
Operating lease obligation	50	—
Total current liabilities	947	1,296

Non-current liabilities:
Finance lease obligation, non-current	15	18
Operating lease obligation, non-current	133	—
Total non-current liabilities	148	18

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 12,006,874 and 11,956,874 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	63,380	62,993
Accumulated other comprehensive income	11	—
Accumulated deficit	(51,689)	(45,968)
Total shareholders’ equity	11,702	17,025
Total liabilities and shareholders’ equity	$12,797	$18,339

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
License revenues	$—	$—	$—	$—

Operating expenses:
Research and development	1,874	1,070	4,481	1,861
General and administrative	867	780	1,681	1,295
Operating loss	(2,741)	(1,850)	(6,162)	(3,156)

Other (income) expense:
Governmental assistance - research incentives	(226)	(118)	(400)	(850)
Other (income) expense	(54)	(13)	(58)	22
Change in fair value of warrant liability	—	—	—	39
Total other (income) expense	(280)	(131)	(458)	(789)

Loss before income tax expense	(2,461)	(1,719)	(5,704)	(2,367)

Income tax expense	8	16	17	18

Net loss	(2,469)	(1,735)	(5,721)	(2,385)

Other comprehensive income
Unrealized gain on marketable securities	8	—	11	—

Net loss and comprehensive loss	$(2,461)	$(1,735)	$(5,710)	$(2,385)

Basic and diluted net loss per share	$(0.21)	$(0.22)	$(0.48)	$(0.33)
Weighted average shares outstanding – basic and diluted	11,979,401	7,821,496	11,968,200	7,187,659

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Additional paid-in capital
Balance at beginning of period	$63,123	$47,632	$62,993	$41,033
Issuance of common shares and warrants, net offering costs of $529	—	—	—	5,840
Exercise of common share purchase warrants	—	7	—	613
Exercise of stock options	75	43	75	43
Share-based compensation	182	292	312	445
Balance at end of period	63,380	47,974	63,380	47,974

Accumulated other comprehensive income
Balance at beginning of period	3	—	—	—
Unrealized gain on marketable securities	8	—	11	—
Balance at end of period	11	—	11	—

Accumulated deficit
Balance at beginning of period	(49,220)	(40,884)	(45,968)	(40,234)
Net loss	(2,469)	(1,735)	(5,721)	(2,385)
Balance at end of period	(51,689)	(42,619)	(51,689)	(42,619)

Total shareholders’ equity	$11,702	$5,355	$11,702	$5,355

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,721)	$(2,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	312	445
Amortization of discount on marketable securities	(53)	—
Non-cash lease expense	24	—
Depreciation	11	6
Change in fair value of warrant liability	—	39
Changes in operating assets and liabilities:
Amounts receivable	(332)	(242)
Prepaid expenses	171	(49)
Accounts payable	(221)	(61)
Accrued liabilities	(196)	289
Net cash used in operating activities	(6,005)	(1,958)

Cash flows from investing activities:
Purchase of marketable securities	(10,928)	—
Maturities of marketable securities	3,000	—
Purchase of property and equipment	—	(42)
Disposition of property and equipment, net	12	—
Net cash used in investing activities	(7,916)	(42)

Cash flows from financing activities:
Proceeds from the exercise of stock options	75	43
Principal payments on finance lease obligations	(3)	—
Proceeds from issuance of common shares and warrants, net of offering costs	—	5,840
Proceeds from the exercise of common share purchase warrants	—	490
Net cash provided by financing activities	72	6,373

Net increase (decrease) in cash and cash equivalents	(13,849)	4,373
Cash and cash equivalents at beginning of period	16,823	1,353
Cash and cash equivalents at end of period	$2,974	$5,726

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA, Inc. and DiaMedica Australia Pty Ltd. (collectively “we,” “us,” “our,” “DiaMedica” and the “Company”), exist for the primary purpose of advancing the clinical and commercial development of a proprietary recombinant, or synthetic, KLK1 protein for the treatment of kidney and neurological diseases with our primary focus on chronic kidney disease (“CKD”) and acute ischemic stroke (“AIS”). Our parent company is governed under the British Columbia Business Corporations Act and, commencing on December 7, 2018, our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.” The Company’s shares were previously traded on the TSX Venture Exchange in Canada and on the OTCQB in the United States.

2.	Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (“FDA”) in the United States, the European Medicines Agency (“EMA”) in the European Union, and comparable agencies in other countries. As a result, DiaMedica is subject to many risks and uncertainties. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of CKD and AIS. The Company has not completed the development of any product candidate and, accordingly, has not begun to commercialize any product candidate or generate any revenues from the sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for three to five years, if at all. The Company’s future success is dependent upon the success of its development efforts, its ability to demonstrate clinical progress for its DM199 product candidate in the United States or other markets, its ability to obtain required governmental approvals of its product candidate and ultimately its ability to license or market and sell its DM199 product candidate, and its ability to obtain additional financing to fund these efforts.

As of June 30, 2019, we have incurred losses of $51.7 million since our inception in 2000. For the six months ended June 30, 2019, we incurred a net loss of $5.7 million and negative cash flows from operating activities of $6.0 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable futute, we will incur significant operating losses as we continue the research, development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of June 30, 2019, DiaMedica had cash and cash equivalents of $3.0 million, marketable securities of $8.0 million, working capital of $11.3 million and shareholders’ equity of $11.7 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

We anticipate that we will need substantial additional capital to further our research and development activities, complete the required clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. We expect our current cash resources to be sufficient to allow us to complete our currently ongoing clinical trials and to otherwise fund our planned operations into the fourth quarter of 2020. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time.

3.	Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations, consolidated statement of shareholders’ equity and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current basis of presentation.

Cash and cash equivalents

The Company considers all bank deposits, including money market funds, and other investments, purchased with an original maturity to the Company of three months or less, to be cash and cash equivalents.

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

Marketable securities

The Company’s marketable securities consist solely of available-for-sale securities and were valued in accordance with the fair value measurement guidance discussed below. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss).

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of June 30, 2019, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

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

4.     Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis:

		Fair Value Measurements as of June 30, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$2,994	$—	$2,994	$—
Government securities	4,998	—	4,998	—
Total marketable securities	$7,992	$—	$7,992	$—

Accrued interest receivable on available-for-sale securities is included in amounts receivable and was $31,000 as of June 30, 2019.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2019.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of June 30, 2019.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Research and development incentives	$1,022	$622
Sales-based taxes receivable	59	134
Other	31	24
Total amounts receivable	$1,112	$780

6.	Deposit

Deposit consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Advances to vendor	$271	$271
Total deposit	$271	$271

We have advanced funds to a vendor engaged to support the performance of the REMEDY Phase 2 clinical trial. The funds advanced will be held, interest free, by this vendor until the completion of the trial and applied to final trial invoices or refunded. This deposit is classified as non-current as the trial is not expected to be completed during 2019.

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Furniture and equipment	$49	$49
Computer equipment	59	71
	108	120
Less accumulated depreciation	(35)	(24)
Property and equipment, net	$73	$96

8.	Operating Lease

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

This lease does not provide an implicit rate and, due to the lack of a commercially salable product, we are generally considered unable to obtain commercial credit. Therefore, we estimated our incremental borrowing rate to be 9%, considering the quoted rates for the lowest investment-grade debt and the interest rates implicit in recent financing leases. We used our estimated incremental borrowing rate and other information available at the lease commencement date in determining the present value of the lease payments.

Our operating lease cost and variable lease costs were $32,000 and $27,000, respectively, for the six months ended June 30, 2019. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of June 30, 2019 (in thousands):

2019	$32
2020	66
2021	68
2022	46
Total lease payments	$212
Less interest portion	(29)
Present value of lease obligation	$183

9.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and related	$224	$417
Accrued clinical study costs	228	292
Accrued research and other professional fees	138	65
Accrued taxes and other liabilities	40	34
Total accrued liabilities	$630	$808

10.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Private placements during 2019

During the six months ended June 30, 2019, 50,000 common shares were issued on the exercise of options for gross proceeds of $75,000 and no warrants were exercised.

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

During the six months ended June 30, 2018, 122,606 common shares were issued on the exercise of warrants for gross proceeds of $490,000 and 16,954 common shares were issued on the exercise of options for gross proceeds of $43,000.

Shares reserved

Common shares reserved for future issuance are as follows:

June 30, 2019
Stock options outstanding	1,249,559
Deferred share units outstanding	21,183
Shares available for grant under the DiaMedica Therapeutics Inc. Stock Option Plan	1,377,675
Common shares issuable under common share purchase warrants	807,563
Total	3,455,980

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,469)	$(1,735)	$(5,721)	$(2,385)
Weighted average shares outstanding—basic and diluted	11,979,401	7,821,496	11,968,200	7,187,659
Basic and diluted net loss per share	$(0.21)	$(0.22)	$(0.48)	$(0.33)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee and non-employee stock options	1,249,559	627,484	1,249,559	627,484
Common shares issuable under common share purchase warrants	807,563	831,251	807,563	831,251
Common shares issuable under deferred unit plan	21,183	21,183	21,183	21,183

12.	License and Collaboration Agreement with Related Party

On September 27, 2018, the Company entered into a license and collaboration agreement (the “License Agreement”) with Ahon Pharmaceutical Co Ltd. (“Ahon Pharma”), which granted Ahon Pharma exclusive rights to develop and commercialize DM199 for acute ischemic stroke in mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. Under the terms of the agreement, the Company received a non-refundable upfront payment of $500,000 upon signing the License Agreement and was entitled to receive an additional non-refundable payment of $4.5 million upon the earlier of regulatory clearance to initiate a clinical trial in China or July 1, 2019. The Company also had the potential to receive up to an additional $27.5 million in development and sales related milestones and up to approximately 10% royalties on net sales of DM199 in the licensed territories. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territories were the sole responsibility of Ahon Pharma. By its terms the License Agreement could be terminated at any time by Ahon Pharma by providing 120 days written notice.

On August 12, 2019, after extensive good faith discussions between Ahon Pharma and the Company, the parties were unable to agree upon mutually acceptable revised terms to the agreement and we terminated the License Agreement for non-payment of the $4.5 million milestone due upon the earlier of regulatory clearance to initiate a clinical trial in China or July 1, 2019, thereby regaining worldwide rights for DM199 for acute ischemic stroke.

Ahon Pharma is a subsidiary of Shanghai Fosun Pharmaceutical (Group) co. Ltd. (“Fosun Pharma”) which, through its partnership with SK Group, a South Korea based company, is an investor in DiaMedica, holding approximately 8.4% of our common shares as of December 31, 2018. This investment was made in 2016.

13.	Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan ( the “2019 Plan”) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to three years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of June 30, 2019, options to purchase 622,325 common shares had been granted under the 2019 Plan.

Stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (the “Prior Plan”), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan will remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of June 30, 2019, options to purchase 627,234 common shares had been granted under the Prior Plan.

As the TSX Venture Exchange was the principal trading market for the Company’s common shares, all options granted prior to December 31, 2018 under the Prior Plan have been priced in Canadian dollars. Options granted after December 31, 2018 under the 2019 Plan and the Prior Plan have been priced in United States dollars.

Deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (the “DSU Plan”) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan will remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2019, there were 21,183 common shares reserved for DSUs outstanding.

The aggregate number of common shares reserved for issuance under the 2019 Plan, the Prior Plan and the DSU Plan as of June 30, 2019 was 1,270,742.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Research and development	$67	$81	$125	$103
General and administrative	115	211	187	342
Total share-based compensation	$182	$292	$312	$445

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2018	639,359	$5.90	$—
Granted	670,825	4.56
Exercised	(50,000)	1.50
Expired/cancelled	(7,186)	5.37
Forfeited	(3,439)	6.65
Balances at June 30, 2019	1,249,559	$5.41	$460

Information about stock options outstanding, vested and expected to vest as of June 30, 2019, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$2.00	-	$2.99	132,900	6.5	$2.32	131,650	6.5
$3.00	-	$3.99	122,905	7.5	3.95	103,530	7.5
$4.00	-	$4.99	761,804	9.7	4.60	64,104	8.1
$7.00	-	$26.00	231,950	7.7	10.62	109,500	6.3
			1,249,559	8.8	$5.41	408,784	6.9

14.     Subsequent Event

Subsequent to the end of the quarter ended June 30, 2019, our wholly owned subsidiary, DiaMedica Australia Pty Ltd, received the research and development incentive payment of approximately $650,000 for 2018 qualifying research activities.

As described in Note 12, titled “License and Collaboration Agreement with Related Party,” on August 12, 2019, we terminated the License Agreement with Ahon Pharma for non-payment of the $4.5 million milestone due upon the earlier of regulatory clearance to initiate a clinical trial in China or July 1, 2019, thereby regaining worldwide rights for DM199 for acute ischemic stroke.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and subsidiaries for the three and six months ended June 30, 2019 and 2018.

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

Business Overview

We are a clinical stage biopharmaceutical company primarily focused on the development of novel recombinant proteins. Our goal is to use our patented and licensed technologies to establish our company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins to treat kidney and neurological diseases. Our current focus is on chronic kidney disease (“CKD”) and acute ischemic stroke (“AIS”). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for CKD and AIS.

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

Our DM199 product candidate is in clinical development as follows:

In December 2018, the FDA accepted our Investigational New Drug application for the initiation of a Phase Ib clinical trial of DM199 in patients with moderate or severe CKD caused by Type I or Type II diabetes. We initiated dosing patients in this study in February 2019, released interim results in June 2019, and completed enrollment in July 2019. The results from this Phase Ib study have been used to design the upcoming Phase II studies in patients suffering from rare and significant unmet causes of CKD.

In February 2018, we initiated treatment on the first patient in our Phase II REMEDY trial assessing the safety, tolerability and markers of therapeutic efficacy of DM199 in patients suffering from AIS. Our REMEDY trial is expected to enroll up to 100 patients to evaluate DM199 in patients with AIS.

In September 2018, we entered into a license and collaboration agreement with Ahon Pharmaceutical Co Ltd. (“Ahon Pharma”), which granted Ahon Pharma exclusive rights to develop and commercialize DM199 for acute ischemic stroke in mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. Under the terms of the agreement, we received an upfront payment of $500,000 on signing and were entitled to receive an additional payment of $4.5 million upon the earlier of regulatory clearance to initiate a clinical trial in China or July 1, 2019. We also had the potential to receive up to an additional $27.5 million in development and sales related milestones and up to approximately 10% royalties on net sales of DM199 in the licensed territories. On August 12, 2019, after extensive good faith discussions between Ahon Pharma and the Company, the parties were unable to agree upon mutually acceptable revised terms to the agreement and we terminated the agreement for non-payment of the $4.5 million milestone, thereby regaining worldwide rights for DM199 for acute ischemic stroke.

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment, and government grants and tax credits. We have incurred losses in each year since our inception. Our net losses were $5.7 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $51.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary research and development (“R&D”) activities, and general and administrative (“G&A”) support costs associated with our operations.

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

While we expect our rate of future negative cash flow per month to vary due to the timing of expenses incurred, we expect our current cash resources to be sufficient to allow us to complete our currently ongoing clinical trials and to otherwise fund our planned operations into the fourth quarter of 2020. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time.

From a strategic perspective, we continue to believe that strategic alternatives with respect to our DM199 product candidate, including licenses and business collaborations, with other regional and global pharmaceutical and biotechnology companies can be important in advancing the clinical development of DM199. Therefore, as a matter of course and from time to time, we continue to engage in discussions with third parties regarding these matters.

Financial Overview

Revenues

Since our inception, we have incurred losses while advancing the R&D of our therapeutic product candidates. We have not generated any revenues from product sales and do not expect to do so for a number of years. We may never generate sales revenues from our current DM199 product candidate as we may never succeed in obtaining regulatory approval or commercial sale of this product candidate. We received $500,000 in license revenue last year.

Research and Development Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations and contract manufacturing organizations related to clinical trials, contractual obligations for clinical development, clinical sites, laboratory testing, preclinical trials, development of DM199 and the related manufacturing processes, salaries, benefits, share-based compensation and other personnel costs. We incurred $4.5 million and $1.9 million in R&D expenses for the six months ended June 30, 2019 and 2018, respectively.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,874	$1,070	$4,481	$1,861
General and administrative	867	780	1,681	1,295
Total other income, net	280	131	458	789

Research and Development Expenses

R&D expenses increased to $1.9 million for the three months ended June 30, 2019, up from $1.1 million for the three months ended June 30, 2018, an increase of $0.8 million. R&D expenses increased to $4.5 million for the six months ended June 30, 2019, compared to $1.9 million for the six months ended June 30, 2018, an increase of $2.6 million. The increase for the six months ended June 30, 2019, was due to costs of approximately $1.3 million incurred for a new production run of the DM199 drug substance, as well as costs incurred in conjunction with the Phase Ib clinical study in CKD patients and increased year over year costs for the REMEDY Phase II stroke study. Increased personnel costs also contributed to the increase.

General and Administrative Expenses

G&A expenses were $867,000 for the three months ended June 30, 2019, compared to $780,000 for the three months ended June 30, 2018. G&A expenses increased to $1.7 million for the six months ended June 30, 2019, up from $1.3 million for the six months ended June 30, 2018. On a year-to-date basis, this increase was primarily due to costs associated with our status as a Nasdaq-listed U.S. public reporting company, which commenced in December 2018, and increased personnel costs, partially offset by a reduction in non-cash charges for share-based compensation.

Total Other (Income) Expense

Total other income increased to $280,000 for the three months ended June 30, 2019, up from $131,000 for the prior year period. Total other income decreased to $458,000 for the six months ended June 30, 2019, compared to $789,000 for the six months ended June 30, 2018. The year-to-date decrease is primarily related to the initial recognition of R&D incentives from the Australian Government, paid for qualifying research work performed by DiaMedica Australia Pty Ltd., during the six months ended June 30, 2018. The increase in the quarterly comparison relates to increased study costs, compared to the prior year period, driving an increase in the related R&D incentive. The year-to-date decrease was partially offset by, and the current quarter increase was augmented by, increased interest income earned on marketable securities during the three and six months ended June 30, 2019.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2019 and December 31, 2018, and our sources and uses of cash for each of the six month periods ended June 30, 2019 and 2018, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 30, 2019	December 31, 2018
Cash and cash equivalents	$2,974	$16,823
Marketable securities	7,992	—
Total assets	12,797	18,339
Total current liabilities	947	1,296
Total shareholders’ equity	11,702	17,025
Working capital	11,329	16,676

	Six Months Ended June 30,
Cash Flow Data	2019	2018
Cash flow provided by (used in):
Operating activities	$(6,005)	$(1,958)
Investing activities	(7,916)	(42)
Financing activities	72	6,373
Net increase (decrease) in cash	$(13,849)	$4,373

Working Capital

We had cash and cash equivalents of $3.0 million, marketable securities of $8.0 million, current liabilities of $947,000 and working capital of $11.3 million as of June 30, 2019, compared $16.8 million in cash and cash equivalents, $1.3 million in current liabilities and $16.7 million in working capital as of December 31, 2018. The decreases in our combined cash and cash equivalents and marketable securities and in our working capital are due primarily to our operating loss incurred for the six months ended June 30, 2019.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $6.0 million compared to $2.0 million for the six months ended June 30, 2018. This increase relates primarily to an increase in the net loss, partially offset by the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases of marketable securities and property and equipment during the respective periods. Net cash used in investing activities was $7.9 million for the six months ended June 30, 2019 compared to $42,000 for the six months ended June 30, 2018. This increase was caused by the purchase of marketable securities during the current year period.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common shares and warrants and proceeds from the exercise of stock options and warrants and in 2019, principal payments on financing lease obligations. Net cash provided by financing activities was $72,000 for the six months ended June 30, 2019, compared to $6.4 million for the six months ended June 30, 2018. Cash flows from financing activities for 2018 included net proceeds from our March 2018 private placements of our common shares and warrants to purchase common shares and the exercise of warrants to purchase common shares which expired in February 2018.

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

Accordingly, despite our recent initial public offering, we expect we will need substantial additional capital to further our R&D activities, planned clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. While we are striving to achieve these plans, there is no assurance these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources to be sufficient to allow us to complete our current ongoing Phase II REMEDY trial in patients with AIS and the first two cohorts in the Phase II study in patients with CKD and to otherwise fund our planned operations into the fourth quarter of 2020. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined by applicable SEC regulations) that could have a current material effect or that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2018, other than as a result of DiaMedica’s adoption of ASU 2016-02, Leases, and related guidance requiring the recognition of an operating lease right-of-use asset and related operating lease obligation in our condensed consolidated balance sheets. See Note 3, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements contained in this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II -     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2013, we entered into a clinical research agreement with PRA Netherlands to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two SC dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical trial site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands and generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York, to compel them to comply with the terms of the clinical research agreement, including providing full study records and to recover damages. After PRA Netherlands objected to the venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. subsidiary, PRA Health Sciences, Inc. (“PRA USA” and collectively with PRA Netherlands, “PRA”), in the United States District Court, District of Delaware. The complaint alleges, among other things, that PRA failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical trials and that PRA further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint seeks to compel PRA to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. PRA again objected to jurisdiction over PRA Netherlands and on November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit based on jurisdiction and other grounds. We subsequently filed a motion seeking to transfer the action to the United States District Court, District of Minnesota. PRA opposed the motion. May 20, 2019, the court ordered that we be permitted to take discovery with respect to jurisdiction in Minnesota, which we are conducting now.  After additional briefing, the motion to transfer will be decided by the Delaware court.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the quarter ended June 30, 2019.

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the quarter ended June 30, 2019.

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

As of June 30, 2019, we have used approximately $6.0 million of the proceeds from our initial public offering to fund clinical development of DM199, to conduct research activities and for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus, dated December 6, 2018, filed with the SEC on December 10, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.1	Specimen Certificate representing Voting Common Shares of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 4.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
10.1	Form of Indemnification Agreement between DiaMedica Therapeutics Inc. and each Director and Officer	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
10.2	DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2019 (File No. 001-36291)
10.3	Form of Option Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)

Exhibit No.	Description	Manner of Filing
10.4	Form of Restricted Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.5	DiaMedica Therapeutics Inc. Short-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: August 13, 2019	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)