Form 10-Q
period 2019-09-30
DiaMedica Therapeutics Inc.
filed 2019-11-13
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission File Number: 001-11038

____________________

DIAMEDICA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2 Carlson Parkway, Suite 260 Minneapolis, Minnesota 55447 (Address of principal executive offices) (Zip code)

(763) 312-6755

(Registrant’s telephone number, including area code)

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

As of November 6, 2019, there were 12,006,874 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

September 30, 2019

____________________

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that are subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”

As used in this report, references to “DiaMedica,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to DiaMedica Therapeutics Inc. and its subsidiaries, all of which are consolidated in DiaMedica’s condensed consolidated financial statements. References in this report to “common shares” mean our voting common shares, no par value per share.

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
●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for chronic kidney disease and acute ischemic stroke and any adverse ramifications as a result of our termination of a license and collaboration agreement with Ahon Pharmaceutical Co., Ltd.;

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

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate; and
●	our anticipated use of the net proceeds from our December 2018 initial public offering.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Diamedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,741	$16,823
Marketable securities	5,002	—
Amounts receivable	664	780
Deposits	310	—
Prepaid expenses and other assets	89	369
Total current assets	10,806	17,972

Non-current assets:
Operating lease right-of-use asset	165	—
Property and equipment, net	68	96
Deposits	—	271
Total non-current assets	233	367

Total assets	$11,039	$18,339

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$312	$483
Accrued liabilities	837	808
Finance lease obligation	5	5
Operating lease obligation	51	—
Total current liabilities	1,205	1,296

Non-current liabilities:
Finance lease obligation, non-current	14	18
Operating lease obligation, non-current	120	—
Total non-current liabilities	134	18

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 12,006,874 and 11,956,874 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	63,831	62,993
Accumulated other comprehensive income	6	—
Accumulated deficit	(54,137)	(45,968)
Total shareholders’ equity	9,700	17,025
Total liabilities and shareholders’ equity	$11,039	$18,339

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
License revenues	$—	$500	$—	$500

Operating expenses:
Research and development	1,617	1,210	6,098	3,071
General and administrative	1,044	777	2,725	2,073
Operating loss	(2,661)	(1,487)	(8,823)	(4,644)

Other (income) expense:
Governmental assistance - research incentives	(263)	(196)	(663)	(1,046)
Other (income) expense, net	38	39	(20)	61
Change in fair value of warrant liability	—	—	—	39
Total other (income) expense	(225)	(157)	(683)	(946)

Loss before income tax expense	(2,436)	(1,330)	(8,140)	(3,698)

Income tax expense	12	57	29	74

Net loss	(2,448)	(1,387)	(8,169)	(3,772)

Other comprehensive income
Unrealized (gain) loss on marketable securities	5	—	(6)	—

Net loss and comprehensive loss	$(2,453)	$(1,387)	$(8,163)	$(3,772)

Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.68)	$(0.51)
Weighted average shares outstanding – basic and diluted	12,006,874	7,836,683	11,981,233	7,406,378

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Additional paid-in capital
Balance at beginning of period	$63,380	$47,974	$62,993	$41,033
Issuance of common shares and warrants, net offering costs of $529	—	—	—	5,840
Exercise of common share purchase warrants	—	32	—	645
Exercise of stock options	—	—	75	43
Share-based compensation	451	110	763	555
Balance at end of period	63,831	48,116	63,831	48,116

Accumulated other comprehensive income
Balance at beginning of period	11	—	—	—
Unrealized gain (loss) on marketable securities	(5)	—	6	—
Balance at end of period	6	—	6	—

Accumulated deficit
Balance at beginning of period	(51,689)	(42,619)	(45,968)	(40,234)
Net loss	(2,448)	(1,387)	(8,169)	(3,772)
Balance at end of period	(54,137)	(44,006)	(54,137)	(44,006)

Total shareholders’ equity	$9,700	$4,110	$9,700	$4,110

See accompanying notes to the condensed consolidated financial statements.

Diamedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,169)	$(3,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	763	555
Amortization of discount on marketable securities	(68)	—
Non-cash lease expense	36	—
Depreciation	16	10
Change in fair value of warrant liability	—	39
Changes in operating assets and liabilities:
Amounts receivable	116	(963)
Prepaid expenses	280	(99)
Deposits	(39)	—
Accounts payable	(171)	(264)
Accrued liabilities	(1)	698
Net cash used in operating activities	(7,237)	(3,796)

Cash flows from investing activities:
Purchase of marketable securities	(10,928)	—
Maturities of marketable securities	6,000	—
Disposition of property and equipment, net	12	—
Purchase of property and equipment	—	(63)
Net cash used in investing activities	(4,916)	(63)

Cash flows from financing activities:
Proceeds from the exercise of stock options	75	43
Principal payments on finance lease obligations	(4)	—
Proceeds from issuance of common shares and warrants, net of offering costs	—	5,840
Proceeds from the exercise of common share purchase warrants	—	521
Net cash provided by financing activities	71	6,404

Net increase (decrease) in cash and cash equivalents	(12,082)	2,545
Cash and cash equivalents at beginning of period	16,823	1,353
Cash and cash equivalents at end of period	$4,741	$3,898

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

2.	Risks, Uncertainties and Going Concern

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (“FDA”) in the United States, the European Medicines Agency (“EMA”) in the European Union, and comparable agencies in other countries. As a result, DiaMedica is subject to many risks and uncertainties, including those described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 under “Part I. Item 1A. Risk Factors.” We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of CKD and AIS. The Company has not completed the development of any product candidate and, accordingly, has not begun to commercialize any product candidate or generate any revenues from the sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to five years, if at all. The Company’s future success is dependent upon the success of its development efforts, its ability to demonstrate clinical progress for its DM199 product candidate in the United States or other markets, its ability to obtain required governmental approvals of its product candidate, its ability to license or market and sell its DM199 product candidate, and its ability to obtain additional financing to fund these efforts.

As of September 30, 2019, we have incurred losses of $54.1 million since our inception in 2000. For the nine months ended September 30, 2019, we incurred a net loss of $8.2 million and negative cash flows from operating activities of $7.2 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the research, development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of September 30, 2019, DiaMedica had cash and cash equivalents of $4.7 million, marketable securities of $5.0 million, working capital of $9.6 million and shareholders’ equity of $9.7 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

We anticipate that we will need substantial additional capital to further our research and development activities, complete the required clinical trials, fund our regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. We expect our current cash resources to be sufficient to allow us to complete our current ongoing Phase II REMEDY trial in patients with AIS and the first two cohorts in the Phase II study in patients with CKD and to otherwise fund our planned operations into the fourth quarter of 2020. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of current development programs, potential new development programs, and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time.

The accompanying interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our initial product candidate, DM199, in the United States, the European Union or other markets, and ultimately our ability to license and/or market and sell our initial product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. See Note 3 titled “Liquidity and Management’s Plans.”

3.	Liquidity and Management Plans

As of December 31, 2018 and September 30, 2019, the Company had an accumulated deficit of $46.0 million and $54.1 million, respectively, and the Company has not generated positive cash flow from operations since its inception.

Additional funding will be required to continue the Company’s research and development and other operating activities. In the next 12 months, we will likely seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data is not positive or economic and market conditions deteriorate.

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. The availability of financing may be affected by our clinical data and other results of scientific and clinical research; the ability to attain regulatory approvals; market acceptance of our product candidates; the state of the capital markets generally with particular reference to pharmaceutical, biotechnology, and medical companies; the status of strategic alliance agreements; and other relevant commercial considerations.

If adequate funding is not available when needed, we may be required to scale back our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing the number of our employees or employee compensation, or implementing other cost reduction strategies; significantly modify or delay the development of our DM199 product candidate; license to third parties the rights to commercialize our DM199 product candidate for CKD, AIS or other indications that we would otherwise seek to pursue, or otherwise relinquish significant rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us; and/or divest assets or cease operations through a merger, sale, or liquidation of our company.

4.	Summary of Significant Accounting Policies

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of September 30, 2019, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 5, titled “Marketable Securities” for additional information.

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

Additional information and disclosures required by this new standard are contained in Note 9, titled “Operating Lease.”

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

5.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis:

		Fair Value Measurements as of September 30, 2019 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$2,000	$—	$2,000	$—
Government securities	3,002	—	3,002	—
Total marketable securities	$5,002	$—	$5,002	$—

Accrued interest receivable on available-for-sale securities was $25,000 as of September 30, 2019 and is included in amounts receivable.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2019.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of September 30, 2019.

6.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Research and development incentives	$600	$622
Sales-based taxes receivable	39	134
Other	25	24
Total amounts receivable	$664	$780

7.	Deposits

Deposits consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Advances to vendors - current	$310	$—

Advances to vendors – non current	$—	$271

We periodically advance funds to vendors engaged to support the performance of our clinical trials and related supporting activities. The funds advanced are held, interest free, for varying periods of time and may be recovered by DiaMedica through partial reductions of ongoing invoices, application against final study/project invoices or refunded upon completion of services to be provided. Deposits are classified as current or non-current based upon their expected recovery time.

8.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Furniture and equipment	$49	$49
Computer equipment	59	71
	108	120
Less accumulated depreciation	(40)	(24)
Property and equipment, net	$68	$96

9.	Operating Lease

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

Our operating lease cost and variable lease costs were $49,000 and $40,000, respectively, for the nine months ended September 30, 2019. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of September 30, 2019 (in thousands):

2019	$16
2020	66
2021	68
2022	46
Total lease payments	$196
Less interest portion	(25)
Present value of lease obligation	$171

10.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and related	$299	$417
Accrued clinical study costs	327	292
Accrued research and other professional fees	179	65
Accrued taxes and other liabilities	32	34
Total accrued liabilities	$837	$808

11.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the nine months ended September 30, 2019

During the nine months ended September 30, 2019, 50,000 common shares were issued on the exercise of options for gross proceeds of $75,000 and no warrants were exercised.

Equity issued during the nine months ended September 30, 2018

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

During the nine months ended September 30, 2018, 128,594 common shares were issued on the exercise of warrants for gross proceeds of $521,000 and 16,954 common shares were issued on the exercise of options for gross proceeds of $43,000.

Shares reserved

Common shares reserved for future issuance are as follows:

September 30, 2019
Stock options outstanding	1,251,893
Deferred share units outstanding	21,183
Shares available for grant under the DiaMedica Therapeutics Inc. Stock Option Plan	1,372,675
Common shares issuable under common share purchase warrants	807,563
Total	3,453,314

12.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,448)	$(1,387)	$(8,169)	$(3,772)
Weighted average shares outstanding—basic and diluted	12,006,874	7,836,683	11,981,233	7,406,378
Basic and diluted net loss per share	$(0.20)	$(0.18)	$(0.68)	$(0.51)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee and non-employee stock options	1,251,893	639,360	1,251,893	639,360
Common shares issuable under common share purchase warrants	807,563	825,264	807,563	825,264
Common shares issuable under deferred unit plan	21,183	21,183	21,183	21,183

13.	Former License and Collaboration Agreement with Related Party

On September 27, 2018, the Company entered into a license and collaboration agreement (the “License Agreement”) with Ahon Pharmaceutical Co Ltd. (“Ahon Pharma”), which granted Ahon Pharma exclusive rights to develop and commercialize DM199 for acute ischemic stroke in mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. Under the terms of the agreement, the Company received a non-refundable upfront payment of $500,000 upon signing the License Agreement and was entitled to receive an additional non-refundable payment of $4.5 million upon the earlier of regulatory clearance to initiate a clinical trial in China or July 1, 2019. The Company also had the potential to receive up to an additional $27.5 million in development and sales related milestones and up to approximately 10% royalties on net sales of DM199 in the licensed territories. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territories were the sole responsibility of Ahon Pharma. By its terms, the License Agreement could be terminated at any time by Ahon Pharma by providing 120 days written notice.

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

14.	Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to three years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of September 30, 2019, options to purchase 627,325 common shares were outstanding under the 2019 Plan.

Stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (the “Prior Plan”), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of September 30, 2019, options to purchase 624,568 common shares were outstanding under the Prior Plan.

As the TSX Venture Exchange was the principal trading market for the Company’s common shares, all options granted prior to December 31, 2018 under the Prior Plan were priced in Canadian dollars. Options granted after December 31, 2018 under the 2019 Plan and the Prior Plan have been priced in United States dollars.

Deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (the “DSU Plan”) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2019, there were 21,183 common shares reserved for DSUs outstanding.

The aggregate number of common shares reserved for issuance for awards granted under the 2019 Plan, the Prior Plan and the DSU Plan as of September 30, 2019 was 1,273,076.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Research and development	$151	$26	$276	$129
General and administrative	300	84	487	426
Total share-based compensation	$451	$110	$763	$555

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2018	639,359	$5.95	$—
Granted	675,825	4.56
Exercised	(50,000)	1.50
Expired/cancelled	(7,186)	5.37
Forfeited	(6,105)	6.03
Balances at September 30, 2019	1,251,893	$5.38	$—

Information about stock options outstanding, vested and expected to vest as of September 30, 2019, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)

$2.00	-	$2.99	132,900	6.2	$2.29	132,067	6.2
$3.00	-	$3.99	122,905	7.2	3.91	115,093	7.2
$4.00	-	$4.99	764,971	9.5	4.60	161,193	8.9
$7.00	-	$26.00	231,117	7.4	10.51	125,067	6.4
			1,251,893	8.5	$5.38	533,420	7.3

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and its subsidiaries for the three and nine months ended September 30, 2019 and 2018.

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

Business Overview

We are a clinical stage biopharmaceutical company primarily focused on the development of novel recombinant proteins. Our goal is to use our patented and licensed technologies to establish our company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on chronic kidney disease (“CKD”) and acute ischemic stroke (“AIS”). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for CKD and AIS.

DM199 is a recombinant form of human tissue kallikrein-1 (“KLK1”). KLK1 is a serine protease (protein) produced primarily in the kidneys, pancreas and salivary glands, which plays a critical role in the regulation of local blood flow and vasodilation (the widening of blood vessels which decreases blood pressure) in the body, as well as an important role in inflammation and oxidative stress (an imbalance between potentially damaging reactive oxygen species, or free radicals, and antioxidants in your body). We believe DM199 has the potential to treat a variety of diseases where healthy functioning requires sufficient activity of KLK1 and its system, the kallikrein-kinin system (“KKS”).

Our DM199 product candidate is in clinical development as follows:

In October 2019, the FDA accepted the protocol for our Phase II clinical trial in participants with CKD. The Phase II trial is designed to assess the safety and efficacy of DM199, at 3 µg/kg and 5 µg/kg dose levels, in the treatment of CKD in two cohorts: participants with CKD caused by IgA nephropathy (IgAN) and non-diabetic, hypertensive African Americans with CKD.

In December 2018, the FDA accepted our Investigational New Drug application for the initiation of a Phase Ib clinical trial of DM199 in participants with moderate or severe CKD caused by Type I or Type II diabetes. We initiated dosing patients in this study in February 2019 and completed enrollment in July 2019. The study was performed to assess the pharmacokinetics (“PK”) of three dose levels of DM199 (3, 5 and 8 µg/kg), administered in a single subcutaneous dose as well as the evaluation of safety, tolerability and secondary pharmacodynamic (“PD”) endpoints. As we announced in June 2019, interim results met primary and secondary endpoints. PK profiles, at the 3µg/kg dose level, were similar between moderate and severe CKD patients, and consistent with healthy subjects tested previously. Therefore, we do not believe dosing adjustment is warranted, based on the presence or severity of CKD and a full renal study will likely not be required. The results from this Phase Ib study were used to guide the design of our Phase II trial in patients suffering from rare and significant unmet causes of CKD.

In February 2018, we initiated treatment on the first patient in our Phase II REMEDY trial assessing the safety, tolerability and markers of therapeutic efficacy of DM199 in patients suffering from AIS. As of October 31, 2019, we reached our enrollment goal with 92 participants and enrollment has been closed.

In September 2018, we entered into a license and collaboration agreement with Ahon Pharma, which granted Ahon Pharma exclusive rights to develop and commercialize DM199 for acute ischemic stroke in mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. Under the terms of the agreement, we received an upfront payment of $500,000 on signing and were entitled to receive an additional payment of $4.5 million upon the earlier of regulatory clearance to initiate a clinical trial in China or July 1, 2019. On August 12, 2019, after extensive good faith discussions with Ahon Pharma, we were unable to agree upon mutually acceptable revised terms to the agreement and we terminated the agreement for non-payment of the $4.5 million milestone, thereby regaining worldwide rights for DM199 for acute ischemic stroke.

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants and tax credits. We have incurred losses in each year since our inception. Our net losses were $8.2 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $54.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary research and development (“R&D”) activities, and general and administrative (“G&A”) support costs associated with our operations.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as we:

●	advance the ongoing clinical development of DM199;

●	provide G&A support for our operations; and

●	maintain, expand and protect our intellectual property portfolio.

In addition, we expect our operating expenses to increase in 2019 compared to the comparable periods in 2018 as a result of our Nasdaq-listed U.S. public reporting company status obtained in December 2018.

While we expect our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources to be sufficient to allow us to complete our current ongoing Phase II REMEDY trial in patients with AIS and the first two cohorts in the Phase II study in patients with CKD and to otherwise fund our planned operations into the fourth quarter of 2020. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Financial Overview

Revenues

Since our inception, we have incurred losses while advancing the development of our therapeutic product candidates. We have not generated any revenues from product sales and do not expect to do so for a number of years. We may never generate sales revenues from our current DM199 product candidate as we may never succeed in obtaining regulatory approval or commercial sale of this product candidate. We received $500,000 in license revenue last year.

Research and Development Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations and contract manufacturing organizations related to clinical trials; contractual obligations for clinical development, clinical sites, laboratory testing, preclinical trials; development of manufacturing processes, costs for production runs of DM199; salaries, benefits, share-based compensation and other R&D personnel costs.

At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. We expect that our R&D expenses will continue to increase if we are successful in advancing DM199, or any of our preclinical programs, into advanced stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

G&A expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development and support functions. Other G&A expenses include insurance, rent and utilities, travel expenses and professional fees for auditing, tax and legal services. We expect our G&A expenses will increase in the future as we expand our operating activities. In addition, our G&A expenses have increased in 2019 compared to comparable periods in 2018 due to increased costs associated with our listing on The Nasdaq Capital Market and U.S. public reporting company status, which commenced in December 2018.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,617	$1,210	$6,098	$3,071
General and administrative	1,044	777	2,725	2,073

Total other income, net	225	157	683	946

Research and Development Expenses

R&D expenses increased to $1.6 million for the three months ended September 30, 2019, up from $1.2 million for the three months ended September 30, 2018, an increase of $0.4 million. R&D expenses increased to $6.1 million for the nine months ended September 30, 2019, compared to $3.1 million for the nine months ended September 30, 2018, an increase of $3.0 million. The increase for the nine months ended September 30, 2019 was due to costs of approximately $1.4 million incurred for a new production run of the DM199 drug substance, as well as costs incurred in conjunction with the Phase Ib and Phase II clinical studies in CKD patients and related non-clinical testing. Increased personnel and non-cash share-based compensation costs also contributed to the increase. The increase for the three months ended September 30, 2019 was due to costs incurred in conjunction with the Phase Ib and Phase II CKD studies and non-cash share-based compensation costs, partially offset by a decline in costs incurred in conjunction with the Phase II REMEDY study in AIS patients.

General and Administrative Expenses

G&A expenses were $1.0 million for the three months ended September 30, 2019, compared to $777,000 for the three months ended September 30, 2018. G&A expenses increased to $2.7 million for the nine months ended September 30, 2019, up from $2.1 million for the nine months ended September 30, 2018. These increases were primarily due to costs associated with our status as a Nasdaq-listed U.S. public reporting company, which commenced in December 2018, including increased professional service, compliance and non-cash share-based compensation costs. Increased personnel costs also contributed to the increase on a year-to-date basis.

Total Other (Income) Expense

Total other income, net, increased to $225,000 for the three months ended September 30, 2019, up from $157,000 for the prior year period. Total other income, net, decreased to $683,000 for the nine months ended September 30, 2019, compared to $946,000 for the nine months ended September 30, 2018. The year-to-date decrease is primarily related to the initial recognition of R&D incentives from the Australian Government paid for qualifying research work performed by DiaMedica Australia Pty Ltd. during the nine months ended September 30, 2018. The increase in the quarterly comparison relates to increased study costs, compared to the prior year period, driving an increase in the eligible R&D incentive. The year-to-date decrease was partially offset by, and the current quarter increase was augmented by, increased interest income earned on marketable securities during the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2019 and December 31, 2018, and our sources and uses of cash for each of the nine month periods ended September 30, 2019 and 2018, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 30, 2019	December 31, 2018
Cash and cash equivalents	$4,741	$16,823
Marketable securities	5,002	—
Total assets	11,039	18,339
Total current liabilities	1,205	1,296
Total shareholders’ equity	9,700	17,025
Working capital	9,601	16,676

	Nine Months Ended September 30,
Cash Flow Data	2019	2018
Cash flow provided by (used in):
Operating activities	$(7,237)	$(3,796)
Investing activities	(4,916)	(63)
Financing activities	71	6,404
Net increase (decrease) in cash	$(12,082)	$2,545

Working Capital

We had cash and cash equivalents of $4.7 million, marketable securities of $5.0 million, current liabilities of $1.1 million and working capital of $9.6 million as of September 30, 2019, compared $16.8 million in cash and cash equivalents, $1.3 million in current liabilities and $16.7 million in working capital as of December 31, 2018. The decreases in our combined cash and cash equivalents and marketable securities and in our working capital are due primarily to our operating loss incurred for the nine months ended September 30, 2019.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $7.2 million compared to $3.8 million for the nine months ended September 30, 2018. This increase relates primarily to the increase in the net loss, partially offset by the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases of marketable securities and property and equipment during the respective periods. Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2019 compared to $63,000 for the nine months ended September 30, 2018. This increase was due to the purchase of marketable securities during the current year period.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common shares and warrants and proceeds from the exercise of stock options and warrants, and in 2019, principal payments on financing lease obligations. Net cash provided by financing activities was $71,000 for the nine months ended September 30, 2019, compared to $6.4 million for the nine months ended September 30, 2018. Cash flows from financing activities for 2018 included net proceeds from our March 2018 private placements of our common shares and warrants to purchase common shares and the exercise of warrants to purchase common shares which expired in February 2018.

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

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our product candidates. We have not generated any revenues from product sales and do not expect to do so for a number of years. We do not know when, or if, we will generate any sales revenue from our DM199 product candidate or any future product candidates. We do not expect to generate any revenue from sales of product candidates unless and until we obtain regulatory approval which may take at least an additional three to five years. We expect to continue to incur substantial operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as we continue research, development and clinical trials of, and seek regulatory approval for, our DM199 product candidate. In addition, we expect our operating expenses to increase in 2019 compared to the comparable periods of 2018 as a result of our Nasdaq-listed U.S. public reporting company status obtained in December 2018. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate or any other future product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Accordingly, we expect we will need substantial additional capital to further our R&D activities, planned clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. While we are striving to achieve these plans, there is no assurance these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While we expect our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources to be sufficient to allow us to complete our current ongoing Phase II REMEDY trial in patients with AIS and the first two cohorts in the Phase II study in patients with CKD and to otherwise fund our planned operations into the fourth quarter of 2020. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment, and government grants and tax credits, and we expect to continue this practice for the foreseeable future. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

If adequate funding is not available when needed, we may be required to scale back our operations by taking actions that may include, among other things, reducing use of outside professional service providers, reducing the number of our employees or employee compensation, or implementing other cost reduction strategies; significantly modify or delay the development of our DM199 product candidate; license to third parties the rights to commercialize our DM199 product candidate for CKD, AIS or other indications that we would otherwise seek to pursue, or otherwise relinquish significant rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us; and/or divest assets or cease operations through a merger, sale, or liquidation of our company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined by applicable SEC regulations) that could have a current material effect or that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2018, other than as a result of DiaMedica’s adoption of ASU 2016-02, Leases, and related guidance requiring the recognition of an operating lease right-of-use asset and related operating lease obligation in our condensed consolidated balance sheets. See Note 4, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements contained in this report.

Recent Accounting Pronouncements

For a discussion of all recently adopted and recently issued but not yet adopted accounting pronouncements, see Note 4, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements contained in this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the quarter ended September 30, 2019.

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the quarter ended September 30, 2019.

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

As of September 30, 2019, we have used approximately $7.2 million of the proceeds from our initial public offering to fund clinical development of DM199, to conduct research activities and for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus, dated December 6, 2018, filed with the SEC on December 10, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

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
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended September 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: November 13, 2019	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

25