Form 10-Q
period 2020-03-31
DiaMedica Therapeutics Inc.
filed 2020-05-13
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Two Carlson Parkway, Suite 260 Minneapolis, Minnesota 55447 (Address of principal executive offices) (Zip code)

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

As of May 1, 2020, there were 14,139,074 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

March 31, 2020

_____________________

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
●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for CKD and AIS;

●	the success, cost and timing of planned clinical trials, as well as our reliance on collaboration with third parties to conduct our clinical trials;
●	our expectations regarding the impact of the novel strain of coronavirus, or COVID-19, pandemic on our business, including in particular the conduct of our clinical trials and the timing thereof;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●

expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential United States Food and Drug Administration (FDA) regulation of our DM199 product candidate for CKD and AIS;

●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for CKD and AIS;
●	our ability to obtain funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for CKD and AIS;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate; and
●	our anticipated use of the net proceeds from our underwritten public offerings.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,300	$3,883
Marketable securities	9,348	3,995
Amounts receivable	985	823
Prepaid expenses and other assets	337	47
Deposits	195	88
Total current assets	14,165	8,836

Non-current assets:
Operating lease right-of-use asset	140	153
Property and equipment, net	60	64
Total non-current assets	200	217

Total assets	$14,365	$9,053

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$444	$182
Accrued liabilities	435	1,076
Finance lease obligation	6	6
Operating lease obligation	50	54
Total current liabilities	935	1,318

Non-current liabilities:
Finance lease obligation, non-current	11	13
Operating lease obligation, non-current	96	105
Total non-current liabilities	107	118

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 14,139,074 and 12,006,874 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	—	—
Paid-in capital	72,323	64,232
Accumulated other comprehensive income	42	2
Accumulated deficit	(59,042)	(56,617)
Total shareholders’ equity	13,323	7,617
Total liabilities and shareholders’ equity	$14,365	$9,053

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$1,381	$2,607
General and administrative	1,023	814
Operating loss	(2,404)	(3,421)

Other (income) expense:
Governmental assistance - research incentives	(115)	(174)
Other (income) expense, net	127	(4)
Total other (income) expense	12	(178)

Loss before income tax expense	(2,416)	(3,243)

Income tax expense	9	9

Net loss	(2,425)	(3,252)

Other comprehensive income
Unrealized gain on marketable securities	40	3

Net loss and comprehensive loss	$(2,385)	$(3,249)

Basic and diluted net loss per share	$(0.19)	$(0.27)
Weighted average shares outstanding – basic and diluted	13,107,725	11,956,874

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(In thousands, except share and per share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2019	12,006,874	$64,232	$2	$(56,617)	$7,617
Issuance of common shares net of offering costs of $819	2,125,000	7,682	—	—	7,682
Exercise of common stock options	7,200	16	—	—	16
Share-based compensation expense	—	393	—	—	393
Unrealized gain on marketable securities	—	—	40	—	40
Net loss	—	—	—	(2,425)	(2,425)
Balances at March 31, 2020	14,139,074	$72,323	$42	$(59,042)	$13,323

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2018	11,956,874	$62,993	$—	$(45,968)	$17,025
Share-based compensation expense	—	130	—	—	130
Unrealized gain on marketable securities	—	—	3	—	3
Net loss	—	—	—	(3,252)	(3,252)
Balances at March 31, 2019	11,956,874	$63,123	$3	$(49,220)	$13,906

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,425)	$(3,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	393	130
Amortization of discount on marketable securities	(14)	(26)
Non-cash lease expense	13	12
Depreciation	6	6
Changes in operating assets and liabilities:
Amounts receivable	(162)	(150)
Prepaid expenses	(290)	72
Deposits	(107)	—
Accounts payable	262	201
Accrued liabilities	(654)	(127)
Net cash used in operating activities	(2,978)	(3,134)

Cash flows from investing activities:
Purchase of marketable securities	(8,799)	(10,928)
Maturities of marketable securities	3,500	—
Purchase of property and equipment	(2)	—
Net cash used in investing activities	(5,301)	(10,928)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	7,682	—
Proceeds from the exercise of stock options	16	—
Principal payments on finance lease obligations	(2)	(2)
Net cash provided by financing activities	7,696	(2)

Net decrease in cash and cash equivalents	(583)	(14,064)
Cash and cash equivalents at beginning of period	3,883	16,823
Cash and cash equivalents at end of period	$3,300	$2,759

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA, Inc. and DiaMedica Australia Pty Ltd. (collectively we, us, our, DiaMedica and the Company), exist for the primary purpose of advancing the clinical and commercial development of a proprietary recombinant, or synthetic, Kallikrein-1 protein (KLK1) for the treatment of kidney and neurological diseases with our primary focus on chronic kidney disease (CKD) and acute ischemic stroke (AIS). Our parent company is governed under the British Columbia Business Corporations Act and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

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

As of March 31, 2020, we have incurred losses of $59.0 million since our inception in 2000. For the three months ended March 31, 2020, we incurred a net loss of $2.4 million and negative cash flows from operating activities of $3.0 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of March 31, 2020, DiaMedica had cash and cash equivalents of $3.3 million, marketable securities of $9.3 million, working capital of $13.2 million and shareholders’ equity of $13.3 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical trials and regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. We expect our current cash resources will be sufficient to allow us to complete our currently ongoing Phase II clinical trials in patients with AIS (ReMEDy) and in patients with CKD (REDUX) and to otherwise fund our planned operations through 2021. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time.

3.	Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations, consolidated statement of shareholders’ equity and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2019 was derived from our audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Marketable securities

The Company’s marketable securities typically consist of obligations of the United States government and its agencies, investment grade corporate obligations and bank certificates of deposit, which are classified as available-for-sale and included in current assets as they are intended to fund current operations. Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). There were no other-than-temporary unrealized losses as of March 31, 2020.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of March 31, 2020, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis:

	Fair Value Measurements Using Inputs Considered as of:
	March 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$6,352	$—	$6,352	$—	$1,998	$—	$1,998	$—
Bank certificates of deposit	1,998	—	1,998	—	—	—	—	—
Commercial paper and corporate bonds	998	—	998	—	1,997	—	1,997	—
Total	$9,348	$—	$9,348	$—	$3,995	$—	$3,995	$—

Accrued interest receivable on available-for-sale securities is included in amounts receivable and was $29,000 and $46,000 as of March 31, 2020 and December 31, 2019, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2020.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of March 31, 2020 and December 31, 2019.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Research and development incentives	$908	$793
Sales-based taxes receivable	38	13
Other	39	17
Total amounts receivable	$985	$823

6.	Deposits

Deposits consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Advances to vendors - current	$195	$88

We periodically advance funds to vendors engaged to support the performance of our clinical trials and supporting activities. The funds advanced are held, interest free, for varying periods of time and may be recovered by DiaMedica through partial reductions of ongoing invoices, application against final study/project invoices or refunded upon completion of services to be provided. Deposits are classified as current or non-current based upon their expected recovery time.

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Furniture and equipment	$51	$51
Computer equipment	58	56
	109	107
Less accumulated depreciation	(49)	(43)
Property and equipment, net	$60	$64

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued clinical study costs	$295	$433
Accrued compensation	73	419
Accrued research and other professional fees	49	172
Accrued taxes and other liabilities	18	52
Total accrued liabilities	$435	$1,076

9.	Operating Lease

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

Our operating lease cost and variable lease costs were $16,000 and $13,000, respectively, for the three months ended March 31, 2020. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of March 31, 2020 (in thousands):

2020	$49
2021	68
2022	46
Total lease payments	$163
Less interest portion	(17)
Present value of lease obligation	$146

10.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the three months ended March 31, 2020

On February 13, 2020, we issued and sold an aggregate of 2,125,000 common shares in a public, underwritten offering at a public offering price of $4.00 per share. As a result of the offering, we received gross proceeds of $8.5 million, which resulted in net proceeds to us of approximately $7.7 million, after deducting the underwriting discount and offering expenses.

During the three months ended March 31, 2020, 7,200 common shares were issued on the exercise of options for gross proceeds of $16,000 and no warrants were exercised.

Equity issued during the three months ended March 31, 2019

During the three months ended March 31, 2019, there were no common shares issued directly or upon the exercise of any stock options or warrants.

Shares reserved

Common shares reserved for future issuance are as follows:

March 31, 2020
Stock options outstanding	1,181,309
Deferred share units outstanding	21,183
Shares available for grant under the DiaMedica Therapeutics Inc. Omnibus Incentive Plan	1,363,700
Common shares issuable under common share purchase warrants	255,000
Total	2,821,192

11.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,425)	$(3,252)
Weighted average shares outstanding—basic and diluted	13,107,725	11,956,874
Basic and diluted net loss per share	$(0.19)	$(0.27)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended March 31,
	2020	2019
Employee and non-employee stock options	1,181,309	674,045
Common shares issuable under common share purchase warrants	255,000	807,563
Common shares issuable under deferred unit plan	21,183	21,183

12.	Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to three years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of March 31, 2020, options to purchase 636,300 common shares were outstanding under the 2019 Plan.

Stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of March 31, 2020, options to purchase 545,009 common shares were outstanding under the Prior Plan.

As the TSX Venture Exchange was the principal trading market for the Company’s common shares, all options granted prior to December 31, 2018 were priced in Canadian dollars. Options granted after December 31, 2018 have been priced in United States dollars.

Deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2020, there were 21,183 common shares reserved for DSUs outstanding.

The aggregate number of common shares reserved for issuance for awards granted under the 2019 Plan, the Prior Plan and the DSU Plan as of March 31, 2020 was 1,202,492.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2020	2019
Research and development	$107	$58
General and administrative	286	72
Total share-based compensation	$393	$130

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2019	1,220,359	$5.17	$—
Granted	30,000	5.64
Exercised	(7,200)	2.13
Expired/cancelled	(61,850)	4.86
Forfeited	—	—
Balances at March 31, 2020	1,181,309	$5.21	$80

Information about stock options outstanding, vested and expected to vest as of March 31, 2020, is as follows:

	Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.00 - $2.99	125,700	5.8	$2.16	125,700	5.8
$3.00 - $3.99	98,572	6.7	3.68	98,572	6.7
$4.00 - $4.99	718,112	9.0	4.52	311,658	8.7
$5.00 - $10.00	196,275	7.5	7.59	98,986	7.8
$10.01 - $34.00	42,650	2.3	18.49	42,650	2.3
	1,181,309	8.0	$5.21	677,566	7.3

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and its subsidiaries for the three months ended March 31, 2020 and 2019.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, which includes additional information about our critical accounting policies and practices and risk factors. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

Business Overview

We are a clinical stage biopharmaceutical company primarily focused on the development of novel recombinant, or synthetic, proteins. Our goal is to use our patented and licensed technologies to establish our company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on chronic kidney disease (CKD) and acute ischemic stroke (AIS). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for CKD and AIS.

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

Our DM199 product candidate is in clinical development as follows:

REDUX Clinical Trial

In October 2019, the U.S. Food and Drug Administration (FDA) accepted our Phase II clinical trial protocol for the treatment of CKD caused by rare or significant unmet diseases. The trial named REDUX, Latin for restore, is a multi-center, open-label investigation of approximately 60 participants with CKD and albuminuria, who are being enrolled in two cohorts (30 participants per cohort). The study is being conducted in the United States at 12 sites and is focused on participants with CKD: Cohort I is focused on non-diabetic, hypertensive African Americans with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those who have the APOL1 gene mutation are at an even higher risk. The study is designed to capture the APOL1 gene mutation as an exploratory biomarker in this cohort; Cohort II is focused on participants with IgA Nephropathy (IgAN). The study will evaluate two dose levels of DM199 within each cohort. Study participants will receive DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints include safety, tolerability, blood pressure, albuminuria and kidney function, which will be evaluated by changes from baseline in eGFR and albuminuria, as measured by the urinary albumin to creatinine ratio. Participant enrollment and dosing for this study commenced in December 2019.

Due to actions implemented to combat the novel strain of the coronavirus (COVID-19) pandemic, we are currently experiencing slower than expected enrollment in the REDUX clinical trial due to the reduction or suspension of activities at our clinical study sites as they address staff and patient safety concerns. We anticipate that the COVID-19 pandemic will likely continue to adversely affect our ability to recruit or enroll subjects and we cannot provide any assurance as to when all sites will be able to resume enrollment.

ReMEDy Clinical Trial

In February 2018, treatment was initiated for the first patient in our Phase II ReMEDy trial assessing the safety, tolerability and markers of therapeutic efficacy of DM199 in patients suffering from AIS. Our ReMEDy trial was expected to enroll up to 100 patients to evaluate DM199 in patients with AIS. The study drug (DM199 or placebo) was administered as an intravenous (IV) infusion within 24 hours of stroke symptom onset, followed by subcutaneous injections later that day and once every 3 days for 21 days. The study was designed to measure safety and tolerability along with multiple tests designed to investigate DM199’s therapeutic potential including plasma-based biomarkers and standard functional stroke measures assessed at 90 days post-stroke. Standard functional stroke measurements include the Modified Rankin Scale, National Institutes of Health Stroke Scale, the Barthel Index and C-reactive protein, a measure of inflammation. Enrollment was completed in the fourth quarter of 2019 with 92 participants.

Positive top-line results, including the achievement of primary safety and tolerability endpoints and no DM199-related serious adverse events were announced on May 13, 2020. In addition, there was also a demonstrated therapeutic effect in participants that received tissue plasminogen activator (tPA) prior to enrollment but not in participants receiving mechanical thrombectomy according to top-line phase II results.

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred losses in each year since our inception. We have incurred losses in each year since our inception. Our net losses were $2.4 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $59.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with the development of our DM199 product candidate, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations.

We expect to continue to incur significant expenses and continuing operating losses in 2020, up slightly from 2019. Our expenses will increase further if we progress to advanced stages of clinical development over the next several years. In the near term, we anticipate that our expenses will increase as we:

●	advance the ongoing clinical development of DM199;
●	provide G&A support for our operations; and
●	maintain, expand and protect our intellectual property portfolio.

While we expect our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources, to be sufficient to allow us to complete our current ongoing Phase II ReMEDy trial in patients with AIS and the first two cohorts in the Phase II study in patients with CKD and to otherwise fund our planned operations through 2021. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of actions implemented to combat COVID-19. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

From a strategic perspective, we continue to believe that strategic alternatives with respect to our DM199 product candidate, including licenses and business collaborations, with other regional and global pharmaceutical and biotechnology companies can be important in advancing the clinical development of DM199. Therefore, as a matter of course and from time to time, we engage in discussions with third parties regarding these matters.

Financial Overview

Research and Development Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations; contractual obligations for clinical development including clinical sites, outsided nursing services and laboratory testing, and preclinical trials; development of manufacturing processes, costs for production runs of DM199; salaries, benefits, and share-based compensation and other personnel costs.

At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. We currently expect a delay in the timing of costs incurred as a result of the COVID-19 pandemic, but not a significant overall increase. However, we continue to assess the effect on our REDUX trial by monitoring the spread of the COVID-19 virus and the actions implemented to combat the virus. We expect that our R&D expenses will increase in the future if we are successful in advancing DM199, or any of our preclinical programs, into advanced stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

G&A expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development and support functions. Other G&A expenses include insurance, rent and utilities, travel expenses and professional fees for auditing, tax and legal services. We expect our G&A expenses will increase in the future as we expand our development and operating activities.

Other (Income) Expense

Other (income) expense consists primarily of governmental assistance – research incentives, interest income and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three Months ended March 31, 2020 and 2019

The following table summarizes our unaudited results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$1,381	$2,607
General and administrative	1,023	814

Total other (income) expense, net	12	(178)

Research and Development Expenses

R&D expenses were $1.4 million for the three months ended March 31, 2020, compared with $2.6 million for the three months ended March 31, 2019, a decrease of $1.2 million. The decrease was due to costs incurred in 2019 which did not reoccur in 2020, primarily the costs for a production run of the DM199 drug substance and the Phase Ib study in CKD patients. Declining costs for the ReMEDy study in the current year period also contributed to the decrease. These decreases were partially offset by costs incurred in the REDUX study, which began enrollment in December 2019, and increased non-cash share-based compensation costs.

General and Administrative Expenses

G&A expenses were $1.0 million for the three months ended March 31, 2020, up from $814,000 for the three months ended March 31, 2019. The increase in G&A expenses resulted primarily from increased non-cash share-based compensation costs.

Total Other (Income) Expense

Total other (income) expense, net, for the three months ended March 31, 2020 was a net expense of $12,000, compared with a net income of $178,000 for the three months ended March 31, 2019. The change was primarily caused by the foreign currency transaction losses associated with funds held in non-functional currency (US dollar) accounts, principally Australian dollars. Declining R&D incentives, associated with decreased ReMEDy costs, and reductions in interest income earned on marketable securities during the three months ended March 31, 2020, also contribute to this change.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2020 and December 31, 2019, and our sources and uses of cash for each of the three month periods ended March 31, 2020 and 2019, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$12,648	$7,878
Total assets	14,365	9,053
Total current liabilities	935	1,318
Total shareholders’ equity	13,323	7,617
Working capital	13,230	7,518

	Three Months Ended March 31,
Cash Flow Data	2020	2019
Cash flow provided by (used in):
Operating activities	$(2,978)	$(3,134)
Investing activities	(5,301)	(10,928)
Financing activities	7,696	(2)
Net decrease in cash	$(583)	$(14,064)

Working Capital

We had cash and cash equivalents of $3.3 million, marketable securities of $9.3 million, current liabilities of $0.9 million and working capital of $13.2 million as of March 31, 2020, compared to $3.9 million in cash and cash equivalents, marketable securities of $4.0 million, $1.3 million in current liabilities and $7.5 million in working capital as of December 31, 2019. The increases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to our February 2020 public offering of common shares.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $3.0 million compared to $3.1 million for the three months ended March 31, 2019. This decrease relates primarily to the decrease in the net loss, partially offset by the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases of marketable securities and property and equipment during the respective periods. Net cash used in investing activities was $5.3 million for the three months ended March 31, 2020 compared to $10.9 million for the three months ended March 31, 2019. This decrease was due to a combination of a decline in the purchase of and an increase in the maturities of marketable securities during the current year period.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common shares in the current year period. Net cash provided by financing activities was $7.7 million for the three months ended March 31, 2020, due primarily to our February 2020 public offering of common shares.

On February 13, 2020, we issued and sold an aggregate of 2,125,000 common shares in a public, underwritten offering at a public offering price of $4.00 per share, resulting in net proceeds to us of approximately $7.7 million, after deducting the underwriting discount and offering expenses.

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our product candidates. We have not generated any revenues from product sales and do not expect to do so for a number of years. We do not know when, or if, we will be able to license and/or market and sell our DM199 product candidate or any future product candidates. We expect the development work required to obtain regulatory approval may take at least an additional three to five years. We will likely continue to incur substantial operating losses until such time as any future product sales, royalty payments, licensing fees and/or milestone payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to continue in the near term and increase if we progress to advanced stages of clinical development and we seek regulatory approval for our DM199 product candidate. In addition, we expect our operating expenses to increase in 2020 compared to the comparable periods of 2019 as we expand our development and operating activities. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate or any other future product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

We currently expect a delay in the timing of costs incurred as a result of the COVID-19 pandemic, but not a significant overall increase. However, we continue to assess the effect on our REDUX trial by monitoring the spread of the COVID-19 virus and the actions implemented to combat the virus.

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

Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government incentive grants, and we expect to continue this practice for the foreseeable future. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PARTII -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2013, we entered into a clinical research agreement with PRA Netherlands to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical trial site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands and generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York, to compel them to comply with the terms of the clinical research agreement, including providing full study records and to recover damages. After PRA Netherlands objected to the venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. parent, PRA Health Sciences, Inc. (“PRA USA” and collectively with PRA Netherlands, PRA), in the United States District Court, District of Delaware. PRA again objected to the venue. The complaint alleges, among other things, that PRA failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical trials and that PRA further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint seeks to compel PRA to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. On November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit. We subsequently requested, and PRA Netherlands and PRA USA agreed, that we be permitted to file a motion seeking to transfer the Delaware action to the United States District Court, District of Minnesota. On February 20, 2019, we filed this motion to transfer venue. No decision on this motion has yet been rendered.

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

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the quarter ended March 31, 2020.

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the quarter ended March 31, 2020.

Use of Proceeds from Initial Public Offering

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

As of March 31, 2020, we have used approximately $12.1 million of the proceeds from our initial public offering to fund clinical development of DM199, to conduct research activities and for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus, dated December 6, 2018, filed with the SEC on December 10, 2018 pursuant to Rule 424(b)(4) under the Securities Act.

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
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended March 31, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: May 13, 2020	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2020	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)