Form 10-Q
period 2020-06-30
DiaMedica Therapeutics Inc.
filed 2020-08-11
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 10, 2020, there were 18,739,074 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

June 30, 2020

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

The forward-looking statements in this report include, among other things, statements about:

●

our plans to develop, obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of chronic kidney disease (CKD) and acute ischemic stroke (AIS) and our expectations regarding the benefits of our DM199 product candidate;

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II. Item 1A. Risk Factors” in this report. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,955	$3,883
Marketable securities	6,844	3,995
Amounts receivable	319	823
Prepaid expenses and other assets	235	47
Deposits	46	88
Total current assets	12,399	8,836

Non-current assets:
Operating lease right-of-use asset	127	153
Property and equipment, net	55	64
Total non-current assets	182	217

Total assets	$12,581	$9,053

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$552	$182
Accrued liabilities	609	1,076
Finance lease obligation	6	6
Operating lease obligation	50	54
Total current liabilities	1,217	1,318

Non-current liabilities:
Finance lease obligation, non-current	10	13
Operating lease obligation, non-current	82	105
Total non-current liabilities	92	118

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 14,139,074 and 12,006,874 shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	—	—
Paid-in capital	72,759	64,232
Accumulated other comprehensive income	29	2
Accumulated deficit	(61,516)	(56,617)
Total shareholders’ equity	11,272	7,617
Total liabilities and shareholders’ equity	$12,581	$9,053

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,629	$1,874	$3,010	$4,481
General and administrative	1,079	867	2,102	1,681
Operating loss	(2,708)	(2,741)	(5,112)	(6,162)

Other (income) expense:
Governmental assistance - research incentives	(65)	(226)	(180)	(400)
Other income, net	(178)	(54)	(51)	(58)
Total other income	(243)	(280)	(231)	(458)

Loss before income tax expense	(2,465)	(2,461)	(4,881)	(5,704)

Income tax expense	9	8	18	17

Net loss	(2,474)	(2,469)	(4,899)	(5,721)

Other comprehensive income
Unrealized gain (loss) on marketable securities	(13)	8	27	11

Net loss and comprehensive loss	$(2,487)	$(2,461)	$(4,872)	$(5,710)

Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.36)	$(0.48)
Weighted average shares outstanding – basic and diluted	14,139,074	11,979,401	13,623,400	11,968,200

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(In thousands, except share and per share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2019	12,006,874	$64,232	$2	$(56,617)	$7,617
Issuance of common shares net of offering costs of $819	2,125,000	7,682	—	—	7,682
Exercise of common stock options	7,200	16	—	—	16
Share-based compensation expense	—	829	—	—	829
Unrealized gain on marketable securities	—	—	27	—	27
Net loss	—	—	—	(4,899)	(4,899)
Balances at June 30, 2020	14,139,074	$72,759	$29	$(61,516)	$11,272

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2018	11,956,874	$62,993	$—	$(45,968)	$17,025
Exercise of common stock options	50,000	75	—	—	75
Share-based compensation expense	—	312	—	—	312
Unrealized gain on marketable securities	—	—	11	—	11
Net loss	—	—	—	(5,721)	(5,721)
Balances at June 30, 2019	12,006,874	$63,380	$11	$(51,689)	$11,702

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,899)	$(5,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	829	312
Amortization of discount on marketable securities	(23)	(53)
Non-cash lease expense	26	24
Depreciation	11	11
Changes in operating assets and liabilities:
Amounts receivable	504	(332)
Prepaid expenses	(188)	171
Deposits	42	—
Accounts payable	370	(221)
Accrued liabilities	(494)	(196)
Net cash used in operating activities	(3,822)	(6,005)

Cash flows from investing activities:
Purchase of marketable securities	(8,799)	(10,928)
Maturities of marketable securities	6,000	3,000
Purchase of property and equipment	(2)	—
Disposition of property and equipment, net	—	12
Net cash used in investing activities	(2,801)	(7,916)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	7,682	—
Proceeds from the exercise of stock options	16	75
Principal payments on finance lease obligations	(3)	(3)
Net cash provided by financing activities	7,695	72

Net increase (decrease) in cash and cash equivalents	1,072	(13,849)
Cash and cash equivalents at beginning of period	3,883	16,823
Cash and cash equivalents at end of period	$4,955	$2,974

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

Additionally, clinical testing is currently being adversely impacted by the novel strain of the coronavirus (COVID-19) pandemic. We are experiencing slower than expected enrollment in the REDUX clinical trial due to the reduction or suspension of activities at our clinical study sites as they address staff and patient safety concerns and patient concerns related to visiting clinical study sites. We anticipate that the COVID-19 pandemic will likely continue to adversely affect our ability to recruit or enroll subjects and we cannot provide any assurance as to when sites will be able to resume enrollment at a normal rate.

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

As of June 30, 2020, we have incurred losses of $61.5 million since our inception in 2000. For the six months ended June 30, 2020, we incurred a net loss of $4.9 million and negative cash flows from operating activities of $3.8 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of June 30, 2020, DiaMedica had cash and cash equivalents of $5.0 million, marketable securities of $6.8 million, working capital of $11.2 million and shareholders’ equity of $11.3 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical trials and regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. We expect our current cash resources will be sufficient to allow us to complete all three cohorts in our REDUX Phase II study in patients with CKD and to otherwise fund our planned operations through 2021. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). There were no other-than-temporary unrealized losses as of June 30, 2020.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of June 30, 2020, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

4.     Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$4,841	$—	$4,841	$—	$1,998	$—	$1,998	$—
Bank certificates of deposit	2,003	—	2,003	—	—	—	—	—
Commercial paper and corporate bonds	—	—	—	—	1,997	—	1,997	—
Total	$6,844	$—	$6,844	$—	$3,995	$—	$3,995	$—

Accrued interest receivable on available-for-sale securities is included in amounts receivable and was $18,000 and $25,000 as of June 30, 2020 and December 31, 2019, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2020.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of June 30, 2020 and December 31, 2019.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Research and development incentives	$264	$793
Sales-based taxes receivable	37	13
Other	18	17
Total amounts receivable	$319	$823

6.	Deposits

Deposits consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Advances to vendors - current	$46	$88

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

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Furniture and equipment	$51	$51
Computer equipment	58	56
	109	107
Less accumulated depreciation	(54)	(43)
Property and equipment, net	$55	$64

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued clinical study costs	$166	$433
Accrued compensation	232	419
Accrued research and other professional fees	188	172
Accrued taxes and other liabilities	23	52
Total accrued liabilities	$609	$1,076

9.	Operating Lease

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

Our operating lease cost and variable lease costs were $32,000 and $26,000, respectively, for the six months ended June 30, 2020. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of June 30, 2020 (in thousands):

2020	$33
2021	68
2022	46
Total lease payments	$147
Less interest portion	(15)
Present value of lease obligation	$132

10.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the six months ended June 30, 2020

On February 13, 2020, we issued and sold an aggregate of 2,125,000 common shares in a public, underwritten offering at a public offering price of $4.00 per share. As a result of the offering, we received gross proceeds of $8.5 million, which resulted in net proceeds to us of approximately $7.7 million, after deducting the underwriting discount and offering expenses.

During the six months ended June 30, 2020, 7,200 common shares were issued on the exercise of options for gross proceeds of $16,000 and no warrants were exercised.

Equity issued during the six months ended June 30, 2019

During the six months ended June 30, 2019, 50,000 common shares were issued on the exercise of options for gross proceeds of $75,000 and no warrants were exercised.

Shares reserved

Common shares reserved for future issuance are as follows:

June 30, 2020
Stock options outstanding	1,413,988
Deferred share units outstanding	47,237
Shares available for grant under the DiaMedica Therapeutics Inc. Omnibus Incentive Plan	1,103,551
Common shares issuable under common share purchase warrants	255,000
Total	2,819,776

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,474)	$(2,469)	$(4,899)	$(5,721)
Weighted average shares outstanding—basic and diluted	14,139,074	11,979,401	13,623,400	11,968,200
Basic and diluted net loss per share	$(0.17)	$(0.21)	$(0.36)	$(0.48)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee and non-employee stock options	1,413,988	1,249,559	1,413,988	1,249,559
Common shares issuable under common share purchase warrants	255,000	807,563	255,000	807,563
Common shares issuable under deferred unit plan	47,237	21,183	47,237	21,183

12.	Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to three years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of June 30, 2020, options to purchase 870,395 common shares were outstanding and there were 26,054 common shares reserved for deferred stock units (DSUs) outstanding under the 2019 Plan.

Prior stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of June 30, 2020, options to purchase 543,593 common shares were outstanding under the Prior Plan.

As the TSX Venture Exchange was the principal trading market for the Company’s common shares, all options granted prior to December 31, 2018 were priced in Canadian dollars. Options granted after December 31, 2018 have been priced in United States dollars.

Prior deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2020, there were 21,183 common shares reserved for DSUs outstanding.

The aggregate number of common shares reserved for issuance for awards granted under the 2019 Plan, the Prior Plan and the DSU Plan as of June 30, 2020 was 1,461,225.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Research and development	$131	$67	$238	$125
General and administrative	305	115	591	187
Total share-based compensation	$436	$182	$829	$312

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2019	1,220,359	$5.26	$—
Granted	267,332	4.75
Exercised	(7,200)	2.21
Expired/cancelled	(66,505)	5.04
Forfeited	—	—
Balances at June 30, 2020	1,413,988	$5.19	$3,191

Information about stock options outstanding, vested and expected to vest as of June 30, 2020, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.00	-	$2.99	125,700	5.5	$2.24	125,700	5.5
$3.00	-	$3.99	98,572	6.5	3.81	98,572	6.5
$4.00	-	$4.99	951,791	9.0	4.56	399,541	8.5
$5.00	-	$10.00	187,775	7.4	7.35	112,009	7.6
$10.01	-	$34.00	50,150	2.4	17.81	50,150	2.4
			1,413,988	8.1	$5.19	785,972	7.3

13.	Subsequent Event

On August 10, 2020, we issued and sold an aggregate 4,600,000 common shares in a public, underwritten offering at a public offering price of $5.00 per share. As a result of the offering, we received gross proceeds of $23.0 million, which resulted in net proceeds to us of approximately $21.1 million, after deducting the underwriting discount and offering expenses. None of the expenses associated with the public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and its subsidiaries for the three and six months ended June 30, 2020 and 2019.

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

DM199 is a recombinant form of human tissue kallikrein-1 (KLK1). KLK1 is a serine protease (protein), produced primarily in the kidneys, pancreas and salivary glands, which plays a critical role in the regulation of local blood flow and vasodilation (the widening of blood vessels which decreases blood pressure) in the body, as well as an important role in inflammation and oxidative stress (an imbalance between potentially damaging reactive oxygen species, or free radicals, and antioxidants in the body). We believe DM199 has the potential to treat a variety of diseases where healthy functioning requires sufficient activity of KLK1 and its system, the kallikrein-kinin system.

Our DM199 product candidate is in clinical development as follows:

REDUX Clinical Trial

In October 2019, the U.S. Food and Drug Administration (FDA) accepted our Phase II clinical trial protocol for the treatment of CKD caused by rare or significant unmet diseases. The trial named REDUX, Latin for restore, is a multi-center, open-label investigation of approximately 90 participants with mild or moderate CKD (Stage II or III) and albuminuria, who are being enrolled in three cohorts (30 participants per cohort). The study is being conducted in the United States at 13 sites and is focused on participants with CKD: Cohort I is focused on non-diabetic, hypertensive African Americans with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. The study is designed to capture the APOL1 gene mutation as an exploratory biomarker in this cohort. Cohort II is focused on participants with IgA Nephropathy (IgAN). Cohort III, which was added after completion of our recent public offering, is focused on participants with Type II diabetes mellitus with CKD, hypertension and albuminuria. The study will evaluate two dose levels of DM199 within each cohort. Study participants will receive DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints include safety, tolerability, blood pressure, albuminuria and kidney function, which will be evaluated by changes from baseline in estimated glomerular filtration rate (eGFR) and albuminuria, as measured by the urinary albumin to creatinine ratio. Participant enrollment and dosing for this study commenced in December 2019.

As of August 5, 2020, we had enrolled 18 subjects, including 7 African American subjects into Cohort I and 11 subjects with IgAN into Cohort II of the REDUX study. Due to actions implemented to combat the COVID-19 pandemic, we continued to experience slower than expected enrollment in the REDUX clinical trial during the second quarter of 2020. We believe this is due to the reduction or suspension of activities at our clinical study sites as they address staff and patient safety concerns and patient concerns related to visiting clinical study sites in light of the COVID-19 pandemic. We anticipate that the COVID-19 pandemic will likely continue to adversely affect our ability to recruit or enroll subjects and we cannot provide any assurance as to when clinical sites will be able to resume enrollment at a normal rate or any guidance at this time as to when we will complete enrollment in the study. While results observed to date in the REDUX study indicate a safety profile consistent with past studies, there is insufficient data at this time to evaluate or comment upon efficacy.

ReMEDy Clinical Trial

Enrollment in the ReMEDy study began in February 2018 and concluded in October 2019. We enrolled 92 participants to assess DM199 in the treatment of participants who experienced an AIS. The study drug (DM199 or placebo) was administered as an intravenous (IV) infusion within 24 hours of stroke symptom onset, followed by subcutaneous injections later that day and once every 3 days for 21 days. The study was designed to measure safety and tolerability along with multiple tests designed to investigate DM199’s therapeutic potential including plasma-based biomarkers and standard functional stroke measures assessed at 90 days post-stroke. Standard functional stroke measurements include the Modified Rankin Scale, National Institutes of Health Stroke Scale, the Barthel Index and C-reactive protein, a measure of inflammation. Positive top-line results, including the achievement of primary safety and tolerability endpoints and no DM199-related serious adverse events, were announced on May 13, 2020. In addition, there was also a demonstrated therapeutic effect in participants that received tissue plasminogen activator (tPA) prior to enrollment but not in participants receiving mechanical thrombectomy prior to enrollment according to top-line phase II results.

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

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred losses in each year since our inception. Our net losses were $4.9 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $61.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with the development of our DM199 product candidate, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations.

On August 10, 2020, we issued and sold an aggregate of 4,600,000 common shares in a public underwritten offering at a public offering price of $5.00 per share, receiving gross proceeds of $23.0 million and net proceeds of approximately $21.1 million, after deducting the underwriting discount and offering expenses. See Note 13 titled “Subsequent Event.”

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

While we expect our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources, including the approximately $21.1 million in net proceeds from our recent August 2020 public offering, to be sufficient to allow us to complete all three cohorts in our REDUX Phase II study in patients with CKD and to otherwise fund our anticipated operations through 2021. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of the COVID-19 pandemic. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Overview of Expense Components

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

At this time, due to the risks inherent in the clinical development process and the early stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. We currently expect a delay in the timing of costs incurred as a result of the COVID-19 pandemic, but not a significant overall increase in costs. However, we continue to assess the effect of the pandemic on our REDUX trial by monitoring the spread of the COVID-19 virus and the actions implemented to combat the virus. We expect that our R&D expenses will increase in the future if we are successful in advancing DM199, or any of our preclinical programs, into advanced stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

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

We have instituted a number of procedural changes related to protecting the health and safety of our employees in response to the COVID-19 pandemic. During the second quarter of 2020 our office was closed and we converted to telework for all employees and put all non-essential travel on hold. We have encouraged our employees to interact with each other and vendors through audio and video conferencing. Recently, as restrictions on businesses have relaxed, we have partially re-opened our office allowing, but not requiring, employees to return to the office two days per week, subject to additional distancing and cleaning requirements. We did not incur significant additional expenses during the second quarter of 2020 related to these changes, nor do we expect to incur significant additional expenses going forward. We expect to continue to restrict non-essential travel for the foreseeable future.

Other (Income) Expense

Other (income) expense consists primarily of governmental assistance – research incentives, interest income and foreign currency exchange gains and losses.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2020 and 2019

The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,629	$1,874	$3,010	$4,481
General and administrative	1,079	867	2,102	1,681
Total other income, net	243	280	231	458

Research and Development Expenses

R&D expenses decreased to $1.6 million for the three months ended June 30, 2020, down from $1.9 million for the three months ended June 30, 2019, a decrease of $0.3 million. R&D expenses decreased to $3.0 million for the six months ended June 30, 2020, compared to $4.5 million for the six months ended June 30, 2019, a decrease of $1.5 million. The decrease for the six month comparison was primarily due to non-recurring costs of approximately $1.3 million incurred for a new production run of the DM199 drug substance during the six months ended June 30, 2019 and a net decrease in year-over-year clinical study costs. The decrease in clinical study costs was due to a combination of the decrease in costs incurred for the ReMEDy stroke study as it winds down and non-recurring costs of the Phase 1b CKD study which was started and completed in the prior year period. These decreases were partially offset by costs incurred for the REDUX Phase II CKD study initiated late in 2019 and increased non-cash share-based compensation costs.

General and Administrative Expenses

G&A expenses were $1.1 million for the three months ended June 30, 2020, up from $867,000 for the three months ended June 30, 2019. G&A expenses increased to $2.1 million for the six months ended June 30, 2020, up $0.4 million from $1.7 million for the six months ended June 30, 2019. The increase for the six-month comparison was primarily due to increased non-cash share-based compensation costs.

Total Other (Income) Expense

Total other income decreased to $243,000 for the three months ended June 30, 2020, down from $280,000 for the prior year period. Total other income decreased to $231,000 for the six months ended June 30, 2020, compared to $458,000 for the six months ended June 30, 2019. The decrease for the six-month comparison is primarily related to reduced R&D incentives associated with decreased ReMEDy stroke study costs during the six months ended June 30, 2019, partially offset by reduced foreign currency transaction losses.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2020 and December 31, 2019, and our sources and uses of cash for each of the six month periods ended June 30, 2020 and 2019, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 30, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$11,799	$7,878
Total assets	12,581	9,053
Total current liabilities	1,217	1,318
Total shareholders’ equity	11,272	7,617
Working capital	11,182	7,518

	Six Months Ended June 30,
Cash Flow Data	2020	2019
Cash flow provided by (used in):
Operating activities	$(3,822)	$(6,005)
Investing activities	(2,801)	(7,916)
Financing activities	7,695	72
Net increase (decrease) in cash and cash equivalents	$1,072	$(13,849)

Working Capital

We had cash and cash equivalents of $5.0 million, marketable securities of $6.8 million, current liabilities of $1.2 million and working capital of $11.2 million as of June 30, 2020, compared to $3.9 million in cash and cash equivalents, marketable securities of $4.0 million, $1.3 million in current liabilities and $7.5 million in working capital as of December 31, 2019. The increases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to our February 2020 public offering of common shares.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $3.8 million compared to $6.0 million for the six months ended June 30, 2019. This decrease relates primarily to the decrease in the net loss, partially offset by the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases of marketable securities and property and equipment during the respective periods. Net cash used in investing activities was $2.8 million for the six months ended June 30, 2020 compared to $7.9 million for the six months ended June 30, 2019. This decrease was due to a combination of a decline in the purchase of and an increase in the maturities of marketable securities during the current year period.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common shares in the current year period. Net cash provided by financing activities was $7.7 million for the six months ended June 30, 2020 compared to $72,000 for the six months ended June 30, 2019. This increase was due to our February 2020 public offering of common shares.

On February 13, 2020, we issued and sold an aggregate of 2,125,000 common shares in a public, underwritten offering at a public offering price of $4.00 per share, resulting in net proceeds to us of approximately $7.7 million, after deducting the underwriting discount and offering expenses.

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our product candidates. We have not generated any revenues from product sales and do not expect to do so for a number of years. We do not know when, or if, we will be able to license and/or market and sell our DM199 product candidate or any future product candidates. We expect the development work required to obtain regulatory approval may take at least an additional three to five years. We will likely continue to incur substantial operating losses until such time as any future product sales, royalty payments, licensing fees and/or milestone payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to continue in the near term and increase if we progress to advanced stages of clinical development and we seek regulatory approval for our DM199 product candidate. However, with the effects of the COVID-19 pandemic slowing the enrollment in our REDUX trial we expect our operating expenses for the year ended December 31, 2020 to be comparable to or slightly less than our operating expenses for the year ended December 31, 2019. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate or any other future product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

We currently expect a delay in the timing of costs incurred as a result of the COVID-19 pandemic, but not a significant overall increase in costs. However, we continue to assess the effect of the pandemic on our REDUX trial by monitoring the spread of the COVID-19 virus and the actions implemented to combat the virus.

Accordingly, despite the completion of our recent public offerings, we expect we will need substantial additional capital to further our R&D activities, planned clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. While we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While we expect our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources, including the approximately $21.1 million in net proceeds from our recent August 2020 public offering, to be sufficient to allow us to complete all three cohorts in our REDUX Phase II study in patients with CKD and to otherwise fund our anticipated operations through 2021. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Changes in Internal Control over Financial Reporting

Despite most employees working remotely due to the COVID-19 pandemic, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2013, we entered into a clinical research agreement with PRA Netherlands to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical trial site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands and generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York, to compel them to comply with the terms of the clinical research agreement, including providing full study records and to recover damages. After PRA Netherlands objected to personal jurisdiction and venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. parent, PRA Health Sciences, Inc. (“PRA USA” and collectively with PRA Netherlands, PRA), in the United States District Court, District of Delaware. PRA again objected to the venue and personal jurisdiction. The complaint alleges, among other things, that PRA failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical trials and that PRA further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint seeks to compel PRA to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. On November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit. On February 20, 2019, we filed a motion seeking to transfer the Delaware action to the United States District Court, District of Minnesota. PRA Netherlands and PRA USA filed an opposition to our motion. No decision on this motion has yet been rendered.

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

Although this Item 1A is inapplicable to us as a smaller reporting company, we hereby disclose the following additional and revised risk factors, which were also updated in a Current Report on Form 8-K as filed with the SEC on August 5, 2020:

The recent and ongoing COVID-19 pandemic could significantly disrupt our clinical trials and, therefore, our receipt of necessary regulatory approvals could be delayed or prevented.

The COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat COVID-19. To date, the COVID-19 pandemic has caused significant delays in the enrollment of participants. The continued spread of COVID-19 could cause us to experience additional disruptions that could severely impact our business and clinical trials, including:

●	additional delays or difficulties in enrolling and/or retaining participants in our clinical trials;
●	delays or difficulties in the initiation of additional clinical sites in the event that the current clinical sites are unable to recruit sufficient participants or at an acceptable rate;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in shipping that may affect the transport of clinical trial materials;
●

changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	inability of participants to comply with clinical trial protocols, impede participant movement or interrupt healthcare services;
●

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

●

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could result in participants dropping out of the trial, missing scheduled doses or follow-up visits or failing to follow protocol or otherwise impact the results of the clinical trial, including by increasing the number of observed adverse events;

●	delays in receiving authorizations from local regulatory authorities to initiate our planned clinical trials;
●

delays in necessary interactions with local regulatory authorities, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

●

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

As a result, the expected timeline for data readouts of our clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to initiate required phase III studies, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

We have conducted and may in the future conduct clinical trials for our product candidate outside the United States, and the FDA may not accept data from such trials.

We have conducted and may in the future conduct clinical trials for our product candidate outside the United States.  For example, we conducted our ReMEDy Phase II clinical trial in Australia.  Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions, and there can be no assurance that the FDA will accept data from the clinical trial we conducted in Australia or clinical trials we may conduct outside the United States in the future.  For example, the clinical trial must be conducted in accordance with good clinical practices (GCP) requirements, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary.  In addition, when studies are conducted only at sites outside the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials.

If the FDA does not accept data from the clinical trial we conducted in Australia, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, including the development and commercial launch of our DM199 product candidate. In addition, the conduct of clinical trials outside the United States also exposes us to additional risks, including risks associated with the following:

●	foreign regulatory requirements that could burden or limit our ability to conduct our clinical trials;
●	administrative burdens of conducting clinical trials under multiple foreign regulatory schemes;
●	foreign exchange fluctuations;
●	compliance with foreign manufacturing, customs, shipment, and storage requirements;
●	cultural differences in medical practice and clinical research; and
●	diminished protection of intellectual property in some countries.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the quarter ended June 30, 2020.

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the quarter ended June 30, 2020.

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

As of June 30, 2020, we have used approximately $12.9 million of the proceeds from our initial public offering to fund clinical development of DM199, to conduct research activities and for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus, dated December 6, 2018, filed with the SEC on December 10, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
10.1	Form of Deferred Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended June 30, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: August 11, 2020	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)