Form 10-Q
period 2020-09-30
DiaMedica Therapeutics Inc.
filed 2020-11-04
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 2, 2020, there were 18,739,074 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

September 30, 2020

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

●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for CKD and AIS;
●	our ability to obtain funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for CKD and AIS;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;
●	our expectations regarding outcomes in our litigation with PRA Netherlands in the United States District Court; and
●	our anticipated use of the net proceeds from our underwritten public offerings.

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

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,797	$3,883
Marketable securities	20,826	3,995
Amounts receivable	335	823
Prepaid expenses and other assets	138	47
Deposits	10	88
Total current assets	31,106	8,836

Non-current assets:
Operating lease right-of-use asset	114	153
Property and equipment, net	50	64
Total non-current assets	164	217

Total assets	$31,270	$9,053

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$720	$182
Accrued liabilities	658	1,076
Finance lease obligation	6	6
Operating lease obligation	59	54
Total current liabilities	1,443	1,318

Non-current liabilities:
Finance lease obligation, non-current	8	13
Operating lease obligation, non-current	61	105
Total non-current liabilities	69	118

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 18,739,074 and 12,006,874 shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	—	—
Paid-in capital	94,457	64,232
Accumulated other comprehensive income	10	2
Accumulated deficit	(64,709)	(56,617)
Total shareholders’ equity	29,758	7,617
Total liabilities and shareholders’ equity	$31,270	$9,053

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,180	$1,617	$5,190	$6,098
General and administrative	1,139	1,044	3,241	2,725
Operating loss	(3,319)	(2,661)	(8,431)	(8,823)

Other (income) expense:
Governmental assistance - research incentives	(25)	(263)	(205)	(663)
Other (income) expense, net	(103)	38	(154)	(20)
Total other income	(128)	(225)	(359)	(683)

Loss before income tax expense	(3,191)	(2,436)	(8,072)	(8,140)

Income tax expense	2	12	20	29

Net loss	(3,193)	(2,448)	(8,092)	(8,169)

Other comprehensive income
Unrealized gain (loss) on marketable securities	(19)	(5)	8	6

Net loss and comprehensive loss	$(3,212)	$(2,453)	$(8,084)	$(8,163)

Basic and diluted net loss per share	$(0.19)	$(0.20)	$(0.55)	$(0.68)
Weighted average shares outstanding – basic and diluted	16,689,074	12,006,874	14,652,749	11,981,233

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

(In thousands, except share and per share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2019	12,006,874	$64,232	$2	$(56,617)	$7,617
Issuance of common shares net of offering costs of $819	2,125,000	7,682	—	—	7,682
Exercise of common stock options	7,200	16	—	—	16
Share-based compensation expense	—	393	—	—	393
Unrealized gain on marketable securities	—	—	40	—	40
Net loss	—	—	—	(2,425)	(2,425)
Balances at March 31, 2020	14,139,074	$72,323	$42	$(59,042)	$13,323
Share-based compensation expense	—	436	—	—	436
Unrealized loss on marketable securities	—	—	(13)	—	(13)
Net loss	—	—	—	(2,474)	(2,474)
Balances at June 30, 2020	14,139,074	$72,759	$29	$(61,516)	$11,272
Issuance of common shares net of offering costs of $1.8 million	4,600,000	21,190	—	—	21,190
Share-based compensation expense	—	508	—	—	508
Unrealized loss on marketable securities	—	—	(19)	—	(19)
Net loss	—	—	—	(3,193)	(3,193)
Balances at September 30, 2020	18,739,074	$94,457	$10	$(64,709)	$29,758

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2018	11,956,874	$62,993	$—	$(45,968)	$17,025
Share-based compensation expense	—	130	—	—	130
Unrealized gain on marketable securities	—	—	3	—	3
Net loss	—	—	—	(3,252)	(3,252)
Balances at March 31, 2019	11,956,874	$63,123	$3	$(49,220)	$13,906
Exercise of common stock options	50,000	75	—	—	75
Share-based compensation expense	—	182	—	—	182
Unrealized gain on marketable securities	—	—	8	—	8
Net loss	—	—	—	(2,469)	(2,469)
Balances at June 30, 2019	12,006,874	$63,380	$11	$(51,689)	$11,702
Share-based compensation expense	—	451	—	—	451
Unrealized loss on marketable securities	—	—	(5)	—	(5)
Net loss	—	—	—	(2,448)	(2,448)
Balances at September 30, 2019	12,006,874	$63,831	$6	$(54,137)	$9,700

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,092)	$(8,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,337	763
Amortization of discount on marketable securities	(24)	(68)
Non-cash lease expense	39	36
Depreciation	16	16
Changes in operating assets and liabilities:
Amounts receivable	488	116
Prepaid expenses	(91)	280
Deposits	78	(39)
Accounts payable	538	(171)
Accrued liabilities	(458)	(1)
Net cash used in operating activities	(6,169)	(7,237)

Cash flows from investing activities:
Purchase of marketable securities	(25,048)	(10,928)
Maturities of marketable securities	8,249	6,000
Purchase of property and equipment	(2)	—
Disposition of property and equipment, net	—	12
Net cash used in investing activities	(16,801)	(4,916)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	28,872	—
Proceeds from the exercise of stock options	16	75
Principal payments on finance lease obligations	(4)	(4)
Net cash provided by financing activities	28,884	71

Net increase (decrease) in cash and cash equivalents	5,914	(12,082)
Cash and cash equivalents at beginning of period	3,883	16,823
Cash and cash equivalents at end of period	$9,797	$4,741

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively we, us, our, DiaMedica and the Company), exist for the primary purpose of advancing the clinical and commercial development of a proprietary recombinant, or synthetic, tissue Kallikrein-1 protein (KLK1) for the treatment of kidney and neurological diseases with our primary focus on chronic kidney disease (CKD) and acute ischemic stroke (AIS). Our parent company is governed under the British Columbia Business Corporations Act and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

2.	Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the FDA in the United States, the European Medicines Agency (EMA) in the European Union and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of CKD and AIS. The Company has not completed the development of any product candidate and, accordingly, has not begun to commercialize any product candidate or generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to five years, if at all.

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

As of September 30, 2020, we have incurred losses of $64.7 million since our inception in 2000. For the nine months ended September 30, 2020, we incurred a net loss of $8.1 million and negative cash flows from operating activities of $6.2 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of September 30, 2020, DiaMedica had cash and cash equivalents of $9.8 million, marketable securities of $20.8 million, working capital of $29.7 million and shareholders’ equity of $29.8 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical trials and regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. We expect our current cash resources will be sufficient to allow us to complete all three cohorts in our REDUX Phase II study in patients with CKD and to otherwise fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). There were no other-than-temporary unrealized losses as of September 30, 2020.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of September 30, 2020, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	September 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$12,827	$—	$12,827	$—	$1,998	$—	$1,998	$—
Bank certificates of deposit	1,748	—	1,748	—	—	—	—	—
Commercial paper and corporate bonds	6,251	—	6,251	—	1,997	—	1,997	—
Total	$20,826	$—	$20,826	$—	$3,995	$—	$3,995	$—

Accrued interest receivable on available-for-sale securities is included in amounts receivable and was $38,000 and $25,000 as of September 30, 2020 and December 31, 2019, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2020.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of September 30, 2020 and December 31, 2019.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Research and development incentives	$289	$793
Accrued interest	38	17
Sales-based taxes receivable	—	13
Other	8	—
Total amounts receivable	$335	$823

6.	Deposits

Deposits consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Advances to vendors - current	$10	$88

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

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Furniture and equipment	$51	$51
Computer equipment	58	56
	109	107
Less accumulated depreciation	(59)	(43)
Property and equipment, net	$50	$64

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$340	$419
Accrued clinical study costs	211	433
Accrued research and other professional fees	94	172
Accrued taxes and other liabilities	13	52
Total accrued liabilities	$658	$1,076

9.	Operating Lease

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

Our operating lease cost and variable lease costs were $49,000 and $40,000, respectively, for the nine months ended September 30, 2020. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of September 30, 2020 (in thousands):

2020	$17
2021	68
2022	46
Total lease payments	$131
Less interest portion	(11)
Present value of lease obligation	$120

10.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the nine months ended September 30, 2020

On August 10, 2020, we issued and sold an aggregate 4,600,000 common shares in a public, underwritten offering at a public offering price of $5.00 per share. As a result of the offering, we received gross proceeds of $23.0 million, which resulted in net proceeds to us of approximately $21.2 million, after deducting the underwriting discount and offering expenses.

On February 13, 2020, we issued and sold an aggregate of 2,125,000 common shares in a public, underwritten offering at a public offering price of $4.00 per share. As a result of the offering, we received gross proceeds of $8.5 million, which resulted in net proceeds to us of approximately $7.7 million, after deducting the underwriting discount and offering expenses.

On September 11, 2020, we issued a warrant to purchase up to 10,000 common shares at an exercise price equal to $4.00 per share to Craig-Hallum Capital Group LLC in consideration for certain strategic advisory services. The warrant is exercisable until October 1, 2024, unless terminated earlier pursuant to the terms thereof.

During the nine months ended September 30, 2020, 7,200 common shares were issued on the exercise of options for gross proceeds of $16,000 and no warrants were exercised.

Equity issued during the nine months ended September 30, 2019

During the nine months ended September 30, 2019, 50,000 common shares were issued on the exercise of options for gross proceeds of $75,000 and no warrants were exercised.

Shares reserved

Common shares reserved for future issuance are as follows:

September 30, 2020
Stock options outstanding	1,395,399
Deferred share units outstanding	47,237
Shares available for grant under the DiaMedica Therapeutics Inc. Omnibus Incentive Plan	1,107,431
Common shares issuable under common share purchase warrants	265,000
Total	2,815,067

11.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(3,193)	$(2,448)	$(8,092)	$(8,169)
Weighted average shares outstanding—basic and diluted	16,689,074	12,006,874	14,652,749	11,981,233
Basic and diluted net loss per share	$(0.19)	$(0.20)	$(0.55)	$(0.68)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee and non-employee stock options	1,395,399	1,251,893	1,395,399	1,251,893
Common shares issuable under common share purchase warrants	265,000	807,563	265,000	807,563
Common shares issuable under deferred unit awards	47,237	21,183	47,237	21,183

12.	Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to three years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of September 30, 2020, options to purchase 866,515 common shares were outstanding and there were 26,054 common shares reserved for deferred stock units (DSUs) outstanding under the 2019 Plan.

Prior stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of September 30, 2020, options to purchase 528,884 common shares were outstanding under the Prior Plan.

As the TSX Venture Exchange was the principal trading market for the Company’s common shares, all options granted prior to December 31, 2018 were priced in Canadian dollars. Options granted after December 31, 2018 have been priced in United States dollars.

Prior deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2020, there were 21,183 common shares reserved for DSUs outstanding under the DSU Plan.

The aggregate number of common shares reserved for issuance for awards granted under the 2019 Plan, the Prior Plan and the DSU Plan as of September 30, 2020 was 1,442,636.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Research and development	$141	$151	$379	$276
General and administrative	367	300	958	487
Total share-based compensation	$508	$451	$1,337	$763

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2019	1,220,359	$5.32	$—
Granted	282,332	4.77
Exercised	(7,200)	2.25
Expired/cancelled	(78,147)	5.10
Forfeited	(21,945)	—
Balances at September 30, 2020	1,395,399	$5.24	$301

Information about stock options outstanding, vested and expected to vest as of September 30, 2020, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.00	-	$2.99	125,700	5.3	$2.28	125,700	5.2
$3.00	-	$3.99	97,905	6.2	3.88	97,905	6.2
$4.00	-	$4.99	932,744	8.7	4.56	483,716	8.4
$5.00	-	$10.00	188,900	7.0	7.84	130,280	7.2
$10.01	-	$34.00	50,150	2.1	18.16	50,150	2.1
			1,395,399	7.8	$5.24	887,751	7.2

13.	Related Party Transaction

During 2020, we have engaged a consulting firm owned by our Vice President of Regulatory Affairs to perform certain tasks supporting our quality and regulatory activities. The work is performed as required by us and all services are invoiced on an hourly basis with no minimum commitment. Total charges invoiced were approximately $90,000 and $137,000 for the three and nine-months ended September 30, 2020, and are recorded as research and development expenses, of which $11,000 is outstanding and included in accounts payable as of September 30, 2020.

14.	Commitments and Contingencies

Litigation funding agreement

On December 27, 2019, we entered into a litigation funding agreement with LEGALIST FUND II, L.P. (the Funder) for the purpose of funding our currently pending lawsuit against Pharmaceutical Research Associates Group B.V. Under the terms of the litigation funding agreement, the Funder agreed to pay up to an aggregate of $1.0 million to fund reasonable legal fees, court costs, and other expenses incurred by us in connection with the litigation. These payments, however, were conditioned upon the transfer of venue of the litigation from Delaware to Minnesota; and if the venue was not transferred, we were not entitled to receive any payments under the agreement. On September 21, 2020, the United States District Court, District of Delaware, issued a ruling denying our motion to transfer the litigation indicating that we had not met the required standards to support a venue transfer. As a result of this ruling, the litigation funding agreement is terminated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and its subsidiaries for the three and nine months ended September 30, 2020 and 2019.

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

Business Overview

We are a clinical stage biopharmaceutical company primarily focused on the development of novel recombinant, or synthetic, proteins. Our goal is to use our patented and licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of chronic kidney disease (CKD) and acute ischemic stroke (AIS). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for CKD and AIS.

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

Our DM199 product candidate is in clinical development as follows:

REDUX Clinical Trial

In October 2019, the U.S. Food and Drug Administration (FDA) accepted our Phase II clinical trial protocol for the treatment of CKD caused by rare or significant unmet diseases. The trial named REDUX, Latin for restore, is a multi-center, open-label investigation of approximately 90 participants with mild or moderate CKD (Stage II or III) and albuminuria, who are being enrolled in three cohorts (30 participants per cohort). The study is being conducted in the United States at 14 sites and is focused on participants with CKD: Cohort I is focused on non-diabetic, hypertensive African Americans with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. The study is designed to capture the APOL1 gene mutation as an exploratory biomarker in this cohort. Cohort II is focused on participants with IgA Nephropathy (IgAN). Cohort III, which was added after the completion of our August 2020 public offering, is focused on participants with Type II diabetes mellitus with CKD, hypertension and albuminuria. The study will evaluate two dose levels of DM199 within each cohort. Study participants will receive DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints include safety, tolerability, blood pressure, albuminuria and kidney function, which will be evaluated by changes from baseline in estimated glomerular filtration rate (eGFR) and albuminuria, as measured by the urinary albumin to creatinine ratio. Participant enrollment and dosing for this study commenced in December 2019.

As of October 30, 2020, we had enrolled 49 subjects, including 11 African American subjects into Cohort I, 13 subjects with IgAN into Cohort II and 25 subjects with Type II diabetes, hypertension and albuminuria into Cohort III of the REDUX study. Due to actions implemented at our clinical study sites to combat the COVID-19 pandemic, we have continued to experience slower than expected enrollment in the first two cohorts of the REDUX trial. We believe this is due to the reduction or suspension of activities at our clinical study sites as they address staff and patient safety concerns and patient concerns related to visiting clinical study sites in light of the COVID-19 pandemic. We have added two additional study sites to increase the enrollment rates in these cohorts. The enrollment rate for Cohort III has been much more rapid, which is likely due to the large population of potential subjects. We anticipate that the COVID-19 pandemic will likely continue to adversely affect our ability to recruit or enroll subjects, and we cannot provide any assurance as to when clinical sites will be able to resume enrollment in Cohorts I and II at a normal rate or any guidance at this time as to when we will complete enrollment in the study. DiaMedica expects enrollment in Cohort III to complete by the end of the year with topline results available in the first half of 2021.

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

On October 5, 2020, we submitted a pre-IND meeting request to the FDA. We have requested an initial meeting with the FDA to review our proposed strategy and plan for conducting the safety/toxicology studies and human clinical trials required for approval of DM199 for the treatment of AIS.

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

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred losses in each year since our inception. Our net losses were $8.1 million and $8.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $64.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with the development of our DM199 product candidate, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations.

On August 10, 2020, we issued and sold an aggregate of 4,600,000 common shares in a public underwritten offering at a public offering price of $5.00 per share, receiving gross proceeds of $23.0 million and net proceeds of approximately $21.2 million, after deducting the underwriting discount and offering expenses.

We expect to continue to incur significant expenses and continuing operating losses in 2020, which we believe will be up slightly from 2019. Our expenses will increase further if we progress to advanced stages of clinical development over the next several years. In the near term, we anticipate that our expenses will increase as we:

●	advance the ongoing clinical development of DM199;
●	provide G&A support for our operations; and
●	maintain, expand and protect our intellectual property portfolio.

While our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources will be sufficient to allow us to complete all three cohorts in our REDUX Phase II study in patients with CKD and to otherwise fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of the COVID-19 pandemic. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Overview of Expense Components

Research and Development Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations; contractual obligations for clinical development including clinical sites, outside nursing services and laboratory testing, and preclinical trials; development of manufacturing processes, costs for production runs of DM199; salaries, benefits and share-based compensation and other personnel costs.

At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. We have experienced a delay and expect to continue to expect a delay in the timing of costs incurred in the REDUX trial as a result of the COVID-19 pandemic. We do not, however, expect to experience a significant overall increase in costs. We intend to continue to assess the effect of the pandemic on our REDUX trial by monitoring the spread of the COVID-19 virus and the actions implemented to combat the virus. We expect that our R&D expenses will increase in the future if we are successful in advancing DM199, or any of our preclinical programs, into advanced stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

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

We have instituted a number of procedural changes related to protecting the health and safety of our employees in response to the COVID-19 pandemic. During the third quarter of 2020 our office remained closed and our employees worked remotely. In addition, all non-essential travel remained on hold. We have encouraged our employees to interact with each other and vendors through audio and video conferencing. We did not incur significant additional expenses during the third quarter of 2020 related to these changes, nor do we expect to incur significant additional expenses going forward. We expect to continue to work remotely and restrict non-essential travel for the foreseeable future.

Other (Income) Expense

Other (income) expense consists primarily of governmental assistance – research incentives, interest income and foreign currency exchange gains and losses.

Related Party Transactions

For a discussion of related party transactions, see Note 13 to the Company’s condensed consolidated financial statements included herein.

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2020 and 2019

The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,180	$1,617	$5,190	$6,098
General and administrative	1,139	1,044	3,241	2,725
Total other income, net	128	225	359	683

Research and Development Expenses

R&D expenses increased to $2.2 million for the three months ended September 30, 2020, up from $1.6 million for the three months ended September 30, 2019, an increase of $0.6 million, due primarily to costs incurred in connection with the REDUX Phase II CKD trial, including the launching of the third Cohort. R&D expenses decreased to $5.2 million for the nine months ended September 30, 2020, compared to $6.1 million for the nine months ended September 30, 2019, a decrease of $0.9 million. The decrease for the nine-month comparison was primarily due to non-recurring costs of approximately $1.3 million incurred for a new production run of the DM199 drug substance during the nine months ended September 30, 2019 and a net decrease in year-over-year clinical study costs. The decrease in clinical study costs was due to a combination of the decrease in costs incurred for the ReMEDy stroke study as it wound down and non-recurring costs of the Phase 1b CKD study which was started and completed in the prior year period. These decreases were partially offset by costs incurred for the REDUX Phase II CKD study initiated late in 2019, increased manufacturing development costs and increased non-cash share-based compensation costs.

General and Administrative Expenses

G&A expenses were $1.1 million for the three months ended September 30, 2020, up from $1.0 million for the three months ended September 30, 2019. G&A expenses increased to $3.2 million for the nine months ended September 30, 2020, up $0.5 million from $2.7 million for the nine months ended September 30, 2019. The increase for the nine-month comparison was primarily due to increased non-cash share-based compensation costs and increased professional service costs.

Total Other (Income) Expense

Total other income decreased to $128,000 for the three months ended September 30, 2020, down from $225,000 for the prior year period. Total other income decreased to $359,000 for the nine months ended September 30, 2020, compared to $683,000 for the nine months ended September 30, 2019. The decrease for the nine-month comparison is primarily related to reduced R&D incentives associated with decreased ReMEDy stroke study costs during the nine months ended September 30, 2020, partially offset by foreign currency transaction gains recognized in the current year.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2020 and December 31, 2019, and our sources and uses of cash for each of the nine month periods ended September 30, 2020 and 2019, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 30, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$30,623	$7,878
Total assets	31,270	9,053
Total current liabilities	1,443	1,318
Total shareholders’ equity	29,758	7,617
Working capital	29,663	7,518

	Nine Months Ended September 30,
Cash Flow Data	2020	2019
Cash flow provided by (used in):
Operating activities	$(6,169)	$(7,237)
Investing activities	(16,801)	(4,916)
Financing activities	28,884	71
Net increase (decrease) in cash and cash equivalents	$5,914	$(12,082)

Working Capital

We had cash and cash equivalents of $9.8 million, marketable securities of $20.8 million, current liabilities of $1.4 million and working capital of $29.7 million as of September 30, 2020, compared to $3.9 million in cash and cash equivalents, marketable securities of $4.0 million, $1.3 million in current liabilities and $7.5 million in working capital as of December 31, 2019. The increases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to our February and August 2020 public offerings.

On December 27, 2019, we entered into a litigation funding agreement with LEGALIST FUND II, L.P. (the Funder) for the purpose of funding our currently pending lawsuit against Pharmaceutical Research Associates Group B.V., which lawsuit is described in more detail under “Part II. Other Information – Item 1. Legal Proceedings.” Under the terms of the litigation funding agreement, the Funder agreed to pay up to an aggregate of $1.0 million to fund reasonable legal fees, court costs, and other expenses incurred by us in connection with the litigation. These payments, however, were conditioned upon the transfer of venue of the litigation from Delaware to Minnesota; and if the venue was not transferred, we were not entitled to receive any payments under the agreement. As described in more detail under “Part II. Other Information – Item 1. Legal Proceedings” of this report, on September 21, 2020, the United States District Court, District of Delaware, issued a ruling denying our motion to transfer the litigation indicating that we had not met the required standards to support a venue transfer. As a result of this ruling, the litigation funding agreement is terminated.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $6.2 million compared to $7.2 million for the nine months ended September 30, 2019. This decrease relates primarily to the combination of the decrease in the net loss and increase in non-cash share-based compensation.

Investing Activities

Investing activities consist primarily of purchases of marketable securities and property and equipment during the respective periods. Net cash used in investing activities was $16.8 million for the nine months ended September 30, 2020 compared to $4.9 million for the nine months ended September 30, 2019. This increase was due to the investment of a portion of the net proceeds received in the August 2020 public offering, partially offset by an increase in the maturities of marketable securities during the current year period.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common shares in the current year period. Net cash provided by financing activities was $28.9 million for the nine months ended September 30, 2020 compared to $71,000 for the nine months ended September 30, 2019. This increase was due to our February and August 2020 public offerings.

On February 13, 2020, we issued and sold an aggregate of 2,125,000 common shares in a public, underwritten offering at a public offering price of $4.00 per share, resulting in net proceeds to us of approximately $7.7 million, after deducting the underwriting discount and offering expenses.

On August 10, 2020, we issued and sold an aggregate of 4,600,000 common shares in a public underwritten offering at a public offering price of $5.00 per share, receiving gross proceeds of $23.0 million and net proceeds of approximately $21.2 million, after deducting the underwriting discount and offering expenses.

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

We have experienced a delay and expect to continue to experience a delay in the timing of costs incurred in the REDUX trial as a result of the COVID-19 pandemic. We do not, however, expect to experience a significant overall increase in costs. We intend to continue to assess the effect of the pandemic on our REDUX trial by monitoring the spread of the COVID-19 virus and the actions implemented to combat the virus.

Accordingly, despite the completion of our recent public offerings, we expect we will need substantial additional capital to further our R&D activities, planned clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. While we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources will be sufficient to allow us to complete all three cohorts in our REDUX Phase II study in patients with CKD and to otherwise fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Changes in Internal Control over Financial Reporting

Despite most employees working remotely due to the COVID-19 pandemic, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2013, we entered into a clinical research agreement with Pharmaceutical Research Associates Group B.V. (PRA Netherlands) to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical trial site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands and generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York, to compel PRA Netherlands to comply with the terms of the clinical research agreement, including providing full study records and to recover damages. After PRA Netherlands objected to personal jurisdiction and venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. parent, PRA Health Sciences, Inc. (“PRA USA” and collectively with PRA Netherlands, PRA), in the United States District Court, District of Delaware. PRA again objected to the venue and personal jurisdiction. The complaint alleges, among other things, that PRA failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical trials and that PRA further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint seeks to compel PRA to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. On November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit. On February 20, 2019, we filed a motion seeking to transfer the Delaware action to the United States District Court, District of Minnesota. PRA Netherlands and PRA USA filed an opposition to our motion. On September 21, 2020, the District Court judge issued a ruling denying our motion to transfer indicating that DiaMedica had not met the required standards to support a venue transfer. We believe that, based upon the rationale utilized in the opinion, that the case will likely be dismissed for lack of personal jurisdiction over PRA Netherlands. We are working to obtain a final appealable judgment and are evaluating alternatives for appealing the decision at an appropriate time.

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

Although this Item 1A is inapplicable to us as a smaller reporting company, we hereby disclose the following additional and revised risk factors, which were updated in a Current Report on Form 8-K that we filed with the SEC on August 5, 2020 in connection with our August 2020 public offering:

The COVID-19 pandemic has resulted in a delay in enrollment in our REDUX trial and will likely continue to result in enrollment delays and could also significantly disrupt in other ways our REDUX trial or other clinical trials which could delay or prevent our receipt of necessary regulatory approvals.

The COVID-19 pandemic is having a severe effect on the clinical trials of many drug candidates. Some trials have been merely delayed, while others have been cancelled. Due to actions implemented at our clinical study sites to combat the COVID-19 pandemic, we have experienced slower than expected enrollment in the first two cohorts of the REDUX clinical trial. We believe this is due to the reduction or suspension of activities at our clinical study sites as they address staff and patient safety concerns and patient concerns related to visiting clinical study sites in light of the COVID-19 pandemic. We have added two additional study sites to increase the enrollment rates in these cohorts, although no assurance can be provided that the addition of these sites will help increase enrollment. Although the enrollment rate for Cohort III has been much more rapid, which is likely due to the large population of potential subjects, no assurance can be provided that the pandemic will not also adversely affect the enrollment rate for Cohort III. We anticipate that the COVID-19 pandemic will likely continue to adversely affect our ability to recruit or enroll subjects, and we cannot provide any assurance as to when clinical sites will be able to resume enrollment in Cohorts I and II at a normal rate or any guidance at this time as to when we will complete enrollment in the study.

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

Recent Sales of Unregistered Equity Securities

On September 11, 2020, we issued a warrant to purchase up to 10,000 common shares at an exercise price equal to $4.00 per share to Craig-Hallum Capital Group LLC (Craig-Hallum) in consideration for certain strategic advisory services. The warrant is exercisable until October 1, 2021, unless terminated earlier pursuant to the terms thereof. The warrant includes a cashless exercise provision entitling Craig-Hallum to surrender a portion of the underlying common shares that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise. The warrant was issued to Craig-Hallum in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act since the issuance did not involve a public offering, the recipient took the securities for investment and not resale, and we took appropriate measures to restrict transfer.

We did not sell any other unregistered equity securities of our company during the quarter ended September 30, 2020.

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the quarter ended September 30, 2020.

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

As of September 30, 2020, we have used all of the proceeds from our initial public offering to fund clinical development of DM199, to conduct research activities and for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board and board committee service. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus, dated December 6, 2018, filed with the SEC on December 10, 2018 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On December 27, 2019, we entered into a litigation funding agreement with LEGALIST FUND II, L.P. for the purpose of funding our currently pending lawsuit against Pharmaceutical Research Associates Group B.V., which lawsuit is described in more detail under “Part II. Other Information – Item 1. Legal Proceedings.” Under the terms of the litigation funding agreement, the Funder agreed to pay up to an aggregate of $1.0 million to fund reasonable legal fees, court costs, and other expenses incurred by us in connection with the litigation. These payments, however, were conditioned upon the transfer of venue of the litigation from Delaware to Minnesota; and if the venue was not transferred, we were not entitled to receive any payments under the agreement. As described in more detail under “Part II. Other Information – Item 1. Legal Proceedings” of this report, on September 21, 2020, the United States District Court, District of Delaware, issued a ruling denying our motion to transfer the litigation indicating that we had not met the required standards to support a venue transfer. As a result of this ruling, the litigation funding agreement is terminated.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.1	Warrant dated September 11, 2020 issued by DiaMedica Therapeutics Inc. to Craig-Hallum Capital Group LLC	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended September 30, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: November 4, 2020	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)