Form 10-Q
period 2021-03-31
DiaMedica Therapeutics Inc.
filed 2021-05-05
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934‐‐

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

As of May 3, 2021, there were 18,786,157 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

March 31, 2021

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and those described above and elsewhere in this report. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,329	$7,409
Marketable securities	20,072	20,098
Amounts receivable	337	340
Prepaid expenses and other assets	457	74
Total current assets	24,195	27,921

Non-current assets:
Operating lease right-of-use asset	86	100
Property and equipment, net	75	74
Total non-current assets	161	174

Total assets	$24,356	$28,095

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$689	$1,099
Accrued liabilities	420	864
Finance lease obligation	6	6
Operating lease obligation	63	59
Total current liabilities	1,178	2,028

Non-current liabilities:
Finance lease obligation, non-current	5	7
Operating lease obligation, non-current	28	46
Total non-current liabilities	33	53

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 18,786,157 and 18,746,157 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	—	—
Paid-in capital	95,680	94,925
Accumulated other comprehensive loss	(4)	(2)
Accumulated deficit	(72,531)	(68,909)
Total shareholders’ equity	23,145	26,014
Total liabilities and shareholders’ equity	$24,356	$28,095

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$2,406	$1,349
General and administrative	1,213	1,055
Operating loss	(3,619)	(2,404)

Other (income) expense:
Governmental assistance - research incentives	—	(115)
Other (income) expense, net	(4)	127
Total other (income) expense	(4)	12

Loss before income tax expense	(3,615)	(2,416)

Income tax expense	7	9

Net loss	(3,622)	(2,425)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(2)	40

Net loss and comprehensive loss	$(3,624)	$(2,385)

Basic and diluted net loss per share	$(0.19)	$(0.19)
Weighted average shares outstanding – basic and diluted	18,766,656	13,107,725

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(In thousands, except share and per share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2020	18,746,157	$94,925	$(2)	$(68,909)	$26,014
Exercise of common stock options	40,000	244	—	—	244
Share-based compensation expense	—	511	—	—	511
Unrealized loss on marketable securities	—	—	(2)	—	(2)
Net loss	—	—	—	(3,622)	(3,622)
Balances at March 31, 2021	18,786,157	$95,680	$(4)	$(72,531)	$23,145

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2019	12,006,874	$64,232	$2	$(56,617)	$7,617
Issuance of common shares net of offering costs of $819	2,125,000	7,682	—	—	7,682
Exercise of common stock options	7,200	16	—	—	16
Share-based compensation expense	—	393	—	—	393
Unrealized gain on marketable securities	—	—	40	—	40
Net loss	—	—	—	(2,425)	(2,425)
Balances at March 31, 2020	14,139,074	$73,323	$42	$(59,042)	$13,323

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,622)	$(2,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	511	393
Amortization of discount on marketable securities	26	(14)
Non-cash lease expense	14	13
Depreciation	6	6
Changes in operating assets and liabilities:
Amounts receivable	3	(162)
Prepaid expenses and other assets	(383)	(397)
Accounts payable	(410)	262
Accrued liabilities	(458)	(654)
Net cash used in operating activities	(4,313)	(2,978)

Cash flows from investing activities:
Purchase of marketable securities	(11,923)	(8,799)
Maturities of marketable securities	11,921	3,500
Purchases of property and equipment	(9)	(2)
Proceeds from disposition of property and equipment	2	—
Net cash used in investing activities	(9)	(5,301)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	—	7,682
Proceeds from the exercise of stock options	244	16
Principal payments on finance lease obligations	(2)	(2)
Net cash provided by financing activities	242	7,696

Net decrease in cash and cash equivalents	(4,080)	(583)
Cash and cash equivalents at beginning of period	7,409	3,883
Cash and cash equivalents at end of period	$3,329	$3,300

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA, Inc. and DiaMedica Australia Pty Ltd. (collectively we, us, our, DiaMedica and the Company), are focused on developing novel treatments for neurological disorders and kidney diseases. Currently, our primary focus is on developing DM 199, a proprietary recombinant human tissue kallikrein-1 (KLK1) protein for the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). Our parent company is governed under the British Columbia Business Corporations Act, and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

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

As of March 31, 2021, we have incurred losses of $72.5 million since our inception in 2000. For the three months ended March 31, 2021, we incurred a net loss of $3.6 million and negative cash flows from operating activities of $4.3 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of March 31, 2021, DiaMedica had cash and cash equivalents of $3.3 million, marketable securities of $20.1 million, working capital of $23.0 million and shareholders’ equity of $23.1 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical trials and regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. We expect our current cash, cash equivalents and marketable securities, to be sufficient to allow us to complete our currently ongoing Phase 2 study in patients with CKD and to otherwise fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, the potential expansion of current development programs, potential new development programs and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

3.	Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations, consolidated statement of shareholders’ equity and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2020 was derived from our audited consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Cash and cash equivalents

The Company considers all bank deposits, including money market funds, and other investments, purchased with an original maturity to the Company of three months or less, to be cash and cash equivalents. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains its cash balances primarily with one financial institution. These balances generally exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents. The Company believes that the credit risk related to marketable securities is limited due to the adherence to an investment policy focused on the preservation of principal.

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

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive income (loss). There were no other-than-temporary unrealized losses as of March 31, 2021.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of March 31, 2021, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $48,000 and $32,000 for the three months ended March 31, 2021 and 2020, respectively.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$6,004	$—	$6,004	$—	$8,924	$—	$8,924	$—
Bank certificates of deposit	245	—	245	—	496	—	496	—
Commercial paper and corporate bonds	13,823	—	13,823	—	10,678	—	10,678	—
Total	$20,072	$—	$20,072	$—	$20,098	$—	$20,098	$—

Accrued interest receivable on available-for-sale securities is included in amounts receivable and was $37,000 and $34,000 as of March 31, 2021 and December 31, 2020, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2021.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of March 31, 2021 and December 31, 2020.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Research and development incentives	$289	$289
Sales-based taxes receivable	4	2
Other	44	49
Total amounts receivable	$337	$340

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Furniture and equipment	$61	$69
Computer equipment	62	62
	123	131
Less accumulated depreciation	(48)	(57)
Property and equipment, net	$75	$74

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued clinical study costs	$237	$13
Accrued research and other professional fees	143	360
Accrued compensation	33	483
Accrued taxes and other liabilities	7	8
Total accrued liabilities	$420	$864

8.	Operating Lease

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

Our operating lease cost and variable lease costs were $17,000 and $14,000, respectively, for the three months ended March 31, 2021. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of March 31, 2021 (in thousands):

2021	51
2022	46
Total lease payments	$97
Less interest portion	(6)
Present value of lease obligation	$91

9.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the three months ended March 31, 2021

During the three months ended March 31, 2021, 40,000 common shares were issued on the exercise of options for gross proceeds of $244,000 and no warrants were exercised.

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

Shares reserved

Common shares reserved for future issuance are as follows:

March 31, 2021
Stock options outstanding	1,421,094
Deferred share units outstanding	72,142
Shares available for grant under the DiaMedica Therapeutics Inc. Omnibus Incentive Plan	1,050,026
Common shares issuable under common share purchase warrants	265,000
Total	2,808,262

10.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(3,622)	$(2,425)
Weighted average shares outstanding—basic and diluted	18,766,656	13,107,725
Basic and diluted net loss per share	$(0.19)	$(0.19)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended March 31,
	2021	2020
Employee and non-employee stock options	1,421,094	1,181,309
Common shares issuable under common share purchase warrants	265,000	255,000
Common shares issuable under deferred unit awards	72,142	21,183

11.	Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to three years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of March 31, 2021, options to purchase 930,684 common shares were outstanding and 50,959 common shares were reserved for issuance upon settlement of deferred share units (DSUs) under the 2019 Plan.

Prior stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of March 31, 2021, options to purchase 490,410 common shares were outstanding under the Prior Plan.

As the TSX Venture Exchange was the principal trading market for the Company’s common shares, all options granted prior to December 31, 2018 were priced in Canadian dollars. Options granted after December 31, 2018 have been priced in United States dollars.

Prior deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2021, there were 21,183 common shares reserved for DSUs outstanding.

The aggregate number of common shares reserved for issuance for awards granted under the 2019 Plan, the Prior Plan and the DSU Plan as of March 31, 2021 was 1,493,234.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2021	2020
Research and development	$131	$107
General and administrative	380	286
Total share-based compensation	$511	$393

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2020	1,389,568	$5.38	$7,109
Granted	85,000	9.69
Exercised	(40,000)	6.11	132
Expired/cancelled	(13,474)	6.54
Forfeited	—	—
Balances at March 31, 2021	1,421,094	$5.60	$5,589

Information about stock options outstanding, vested and expected to vest as of March 31, 2021, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.00	-	$2.99	120,500	4.7	$2.41	120,500	4.7
$3.00	-	$3.99	17,500	6.0	3.84	17,500	6.0
$4.00	-	$4.99	938,567	8.2	4.51	680,974	7.9
$5.00	-	$9.99	274,527	7.4	8.03	198,216	6.7
$10.00	-	$27.06	70,000	4.0	16.62	50,000	1.6
			1,421,094	7.5	$5.60	1,067,190	7.0

12.	Related Party Transaction

During 2021, we have engaged a consulting firm owned by our Vice President of Regulatory Affairs to perform certain tasks supporting our quality and regulatory activities. The work is performed as required by us and all services are invoiced on an hourly basis with no minimum commitment. Total charges invoiced were approximately $107,000 during the three-months ended March 31, 2021, and are recorded as research and development expenses, of which approximately $52,000 was outstanding and included in accounts payable as of March 31, 2021.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and its subsidiaries for the three months ended March 31, 2021 and 2020.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020, which includes additional information about our critical accounting policies and practices and risk factors. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

Business Overview

We are a clinical stage biopharmaceutical company primarily focused on developing novel treatments for neurological disorders and kidney diseases. Currently, our primary focus is on developing DM199, a proprietary recombinant KLK1 protein for the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). Our goal is to use our patented and licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CKD.

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

Our DM199 product candidate is in clinical development as follows:

AIS Phase 2/3 ReMEDy2 Study

In December 2020, we received written responses from the FDA following a Type B Pre-IND meeting request that we submitted in October 2020 regarding our development plan for DM199 in the treatment of AIS. In the FDA’s written responses to the questions we provided, the FDA agreed with our proposals regarding key elements of a Phase 2/3 trial for DM199 in patients with AIS, including plans for an adaptive trial design with a primary endpoint based upon the modified Rankin Scale at day 90 and acknowledged that, provided the study results qualify, a single trial may support a Biologics License Application submission. Additionally, based upon the clinical and preclinical testing performed to date and currently in process, the FDA did not recommend any additional studies in preparation for an IND submission and initiation of our planned Phase 2/3 trial. We have filed an IND for this study and anticipate initiation of enrollment later this summer.

REDUX Clinical Trial

In October 2019, the U.S. Food and Drug Administration (FDA) accepted our Phase 2 clinical trial protocol for the treatment of CKD caused by rare or significant unmet diseases. The trial named REDUX, Latin for restore, is a multi-center, open-label investigation targeting enrollment of approximately 90 participants with mild or moderate CKD (Stage II or III) and albuminuria, who are being enrolled in three equal cohorts. The study is being conducted in the United States at 13 sites and is focused on participants with CKD: Cohort I is focused on non-diabetic, hypertensive African Americans with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. The study is designed to capture the APOL1 gene mutation as an exploratory biomarker in this cohort. Cohort II is focused on participants with IgA Nephropathy. Cohort III, which was added after the completion of our August 2020 public offering, is focused on participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria. The study will evaluate two dose levels of DM199 within each cohort. Study participants receive DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints include safety, tolerability, blood pressure, albuminuria and kidney function, which will be evaluated by changes from baseline in estimated glomerular filtration rate and albuminuria, as measured by the urinary albumin to creatinine ratio. Participant enrollment and dosing for this study commenced in December 2019.

As of April 30, 2021, we had enrolled 70 subjects, including 17 African American subjects into Cohort I, 21 subjects with IgAN into Cohort II and 32 subjects with Type 2 diabetes, hypertension and albuminuria into Cohort III of the REDUX study. Due to restrictions implemented at our clinical study sites to combat the COVID-19 pandemic, we have continued to experience slower than expected enrollment in the first two cohorts of the REDUX trial. We believe this is due to the reduction or suspension of activities at our clinical study sites as they address staff and patient safety concerns and patient concerns related to visiting clinical study sites in light of the COVID-19 pandemic. However, with the significant declines in new COVID-19 cases and the availability and effectiveness of vaccines, we currently anticipate completion of Cohort I and Cohort II in the second half of 2021. The enrollment of Cohort III was much more rapid completing in December 2020, which is likely due to the large population of potential subjects. We currently expect topline results from Cohort III to be available during the second quarter of 2021.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred losses in each year since our inception. We have incurred losses in each year since our inception. Our net losses were $3.6 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $72.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with the development of our DM199 product candidate, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations.

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

While we expect our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash and marketable securities resources will be sufficient to allow us to complete all three cohorts in our REDUX Phase 2 study in patients with CKD, initiate our pending Phase 2/3 study in patients with AIS and to otherwise fund our planned operations for at least the next twelve months from the date of issuance of the financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical trials, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of the COVID-19 pandemic. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. Although as previously discussed, we have experienced a delay and expect to continue to expect a delay in the timing of costs incurred in the REDUX trial as a result of the COVID-19 pandemic, we do not expect to experience a significant overall increase in costs. We intend to continue to assess the effect of the pandemic on our REDUX trial and our future trials by monitoring the spread of the COVID-19 virus and the actions implemented to combat the virus. We expect that our R&D expenses will increase in the future if we are successful in advancing DM199, or any of our preclinical programs, into advanced stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

G&A expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development and support functions. Other G&A expenses include insurance, rent and utilities, travel expenses, patent costs and professional fees for auditing, tax and legal services. We expect our G&A expenses will continue to increase in the future as we expand our development and operating activities.

We have instituted a number of procedural changes related to protecting the health and safety of our employees in response to the COVID-19 pandemic.Our office was closed in the second quarter of 2020 and remained closed during the first quarter of 2021 and our employees worked remotely. In addition, all non-essential travel was on hold. We have encouraged our employees to interact with each other and vendors through audio and video conferencing. We did not incur significant additional G&A expenses during the first quarter of 2021 related to these changes, nor do we expect to incur significant additional G&A expenses going forward. We expect to continue to work remotely and restrict non-essential travel for the foreseeable future.

Other (Income) Expense

Other (income) expense consists primarily of interest income and foreign currency exchange gains and losses. In past years governmental assistance – research incentives, which were associated with the ReMEDy Phase 2 stroke study, were a significant component of this line item.

Results of Operations

Comparison of the Three Months ended March 31, 2021 and 2020

The following table summarizes our unaudited results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$2,406	$1,349
General and administrative	1,213	1,055

Research and Development Expenses

R&D expenses were $2.4 million for the three months ended March 31, 2021, compared with $1.4 million for the three months ended March 31, 2020, an increase of $1.0 million. The increase was due to a number of factors including a year-over-year increase in costs incurred for our REDUX Phase 2 CKD study, and costs associated with an increase in staff levels, consulting services and non-clinical testing required to support preparation for our ReMEDy2 Phase 2/3 stroke study. These increases were partially offset by a year-over-year decrease in costs incurred for our ReMEDy Phase 2 stroke study which completed during 2020.

General and Administrative Expenses

G&A expenses were $1.2 million for the three months ended March 31, 2021, up from $1.1 million for the three months ended March 31, 2020. The increase in G&A expenses resulted primarily from increased directors and officers liability insurance, personnel and non-cash share-based compensation costs.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2021 and December 31, 2020, and our sources and uses of cash for each of the three month periods ended March 31, 2021 and 2020, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2021	December 31, 2020
Cash, cash equivalents and marketable securities	$23,400	$27,507
Total assets	24,356	28,095
Total current liabilities	1,178	2,028
Total shareholders’ equity	23,145	26,014
Working capital	23,017	25,893

	Three Months Ended March 31,
Cash Flow Data	2021	2020
Cash flow provided by (used in):
Operating activities	$(4,313)	$(2,978)
Investing activities	(9)	(5,301)
Financing activities	242	7,696
Net decrease in cash	$(4,080)	$(583)

Working Capital

We had cash and cash equivalents of $3.3 million, marketable securities of $20.1 million, current liabilities of $1.2 million and working capital of $23.0 million as of March 31, 2021, compared to $7.4 million in cash and cash equivalents, marketable securities of $20.1 million, $2.0 million in current liabilities and $25.9 million in working capital as of December 31, 2020. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to our increased clinical study costs related to our REDUX Phase 2 CKD study and costs associated with preparing for our ReMEDy2 Phase 2/3 stroke study.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $4.3 million compared to $3.0 million for the three months ended March 31, 2020. This increase relates primarily to the increase in the net loss, partially offset by the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash used in investing activities was $9,000 for the three months ended March 31, 2021 compared to $5.3 million for the three months ended March 31, 2020.

Financing Activities

Financing activities in the current year consisted primarily of net proceeds from the exercise of stock options and from the sale of common shares in the prior year period. Net cash provided by financing activities was $0.2 million and $7.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

Accordingly, we expect we will need substantial additional capital to further our R&D activities, planned clinical trials, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. Although we are striving to achieve these plans, there is no assurance these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash resources will be sufficient to allow us to complete all three cohorts in our REDUX Phase 2 study in patients with CKD, initiate our pending Phase 2/3 study in patients with AIS and to otherwise fund our planned operations for at least the next twelve months from the date of issuance of the financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of current development programs, potential new development programs and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2013, we entered into a clinical research agreement with PRA Netherlands to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical trial site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands and generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York, to compel PRA Netherlands to comply with the terms of the clinical research agreement, including providing full study records and to recover damages. After PRA Netherlands objected to personal jurisdiction and venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. parent, PRA Health Sciences, Inc. (PRA USA and collectively with PRA Netherlands, PRA), in the United States District Court, District of Delaware. PRA again objected to the venue and personal jurisdiction. The complaint alleges, among other things, that PRA failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical trials and that PRA further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint sought to compel PRA to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. On November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit. On February 20, 2019, we filed a motion seeking to transfer the Delaware action to the United States District Court, District of Minnesota. PRA Netherlands and PRA USA filed an opposition to our motion. On September 21, 2020, the District Court judge issued a ruling denying our motion to transfer indicating that DiaMedica had not met the required standards to support a venue transfer. We believe that, based upon the rationale utilized in the opinion, that the case will likely be dismissed for lack of personal jurisdiction over PRA Netherlands. On November 2, 2020, a final dismissal order was issued by the District Court judge. Due to the uncertainty inherent in appealing this ruling, we have chosen to cease action in the United States and file our claims against PRA Netherlands directly in a Dutch Court. On November 13, 2020, PRA Netherlands was served with our complaint. PRA Netherlands and PRA USA filed their initial appearances with the Dutch Court on February 24, 2021, and are due to submit their defense, bringing forward all procedural and substances defenses. However, before that time, we intend to file a motion to move the case to the Netherlands Commercial Court (NCC), which specializes in handling international commercial disputes and provides more flexibility to accommodate the specific needs of an individual case. If the case is moved to the NCC, the existing deadlines could change.

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

We did not sell any unregistered equity securities of our Company during the quarter ended March 31, 2021.

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
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended March 31, 2021, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: May 5, 2021	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2021	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)