Form 10-Q
period 2021-09-30
DiaMedica Therapeutics Inc.
filed 2021-11-10
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, there were 26,439,217 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

September 30, 2021

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

The forward-looking statements in this report are subject to risks and uncertainties and include, among other things:

●

our plans to develop, obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD) and our expectations regarding the benefits of our DM199 product candidate;

●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS and CKD and certain anticipated or target dates, site activations and enrollment numbers with respect to our pending and anticipated clinical studies, especially in light of the impact of the novel strain of coronavirus, or COVID-19, pandemic, on site activations and enrollment, hospital and medical facility staffing shortages, and worldwide global supply chain shortages;

●	the adaptive design of our ReMEDy2 trial, which is currently targeted to enroll approximately 350 patients at 75 sites in the United States, and the possibility that these numbers and other aspects of the trial could change depending upon certain factors, including additional input from the FDA and the blinded interim analysis;

●	the perceived benefits of our DM199 product candidate over existing treatment options for AIS and CKD;

●

the potential size of the markets for our DM199 product candidate for AIS and CKD and our ability to serve those markets, and the rate and degree of market acceptance of our DM199 product candidate for AIS and CKD both in the United States and internationally

●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for AIS and CKD;

●	the success, cost and timing of current and planned clinical studies, as well as our reliance on collaboration with third parties to conduct our clinical studies;

●

our expectations regarding the impact of the COVID-19 pandemic on our business, including in particular our progress with site activation and subject enrollment in our clinical studies and our ability to hire additional personnel;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●

expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential United States Food and Drug Administration (FDA) regulation of our DM199 product candidate for AIS and CKD;

●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for AIS and CKD;

●	our ability to obtain funding for our operations, including funding necessary to complete planned clinical studies and obtain regulatory approvals for our DM199 product candidate for AIS and CKD;

●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate; and

●	our anticipated use of the net proceeds from our underwritten public offerings and recent private placement.

These forward-looking statements are also subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and those described above and elsewhere in this report. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,219	$7,409
Marketable securities	31,878	20,098
Amounts receivable	104	340
Prepaid expenses and other assets	336	74
Total current assets	48,537	27,921

Non-current assets:
Operating lease right-of-use asset	57	100
Property and equipment, net	70	74
Total non-current assets	127	174

Total assets	$48,664	$28,095

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$699	$1,099
Accrued liabilities	861	864
Finance lease obligation	4	6
Operating lease obligation	60	59
Total current liabilities	1,624	2,028

Non-current liabilities:
Finance lease obligation, non-current	4	7
Operating lease obligation, non-current	—	46
Total non-current liabilities	4	53

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 26,439,217 and 18,746,157 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	—	—
Paid-in capital	126,296	94,925
Accumulated other comprehensive loss	(5)	(2)
Accumulated deficit	(79,255)	(68,909)
Total shareholders’ equity	47,036	26,014
Total liabilities and shareholders’ equity	$48,664	$28,095

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$2,332	$2,158	$6,894	$5,108
General and administrative	1,084	1,161	3,506	3,323
Operating loss	(3,416)	(3,319)	(10,400)	(8,431)

Other (income) expense:
Governmental assistance - research incentives	-	(25)	-	(205)
Other (income) expense, net	27	(103)	(75)	(154)
Total other (income) expense	27	(128)	(75)	(359)

Loss before income tax expense	(3,443)	(3,191)	(10,325)	(8,072)

Income tax expense	7	2	21	20

Net loss	(3,450)	(3,193)	(10,346)	(8,092)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(2)	(19)	(3)	8

Net loss and comprehensive loss	$(3,452)	$(3,212)	$(10,349)	$(8,084)

Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.55)	$(0.55)
Weighted average shares outstanding – basic and diluted	19,035,713	16,689,074	18,863,829	14,652,749

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

(In thousands, except share and per share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2020	18,746,157	$94,925	$(2)	$(68,909)	$26,014
Exercise of common stock options	40,000	244	—	—	244
Share-based compensation expense	—	511	—	—	511
Unrealized loss on marketable securities	—	—	(2)	—	(2)
Net loss	—	—	—	(3,622)	(3,622)
Balances at March 31, 2021	18,786,157	$95,680	$(4)	$(72,531)	$23,145
Share-based compensation expense	—	446	—	—	446
Unrealized gain on marketable securities	—	—	1	—	1
Net loss	—	—	—	(3,274)	(3,274)
Balances at June 30, 2021	18,786,157	$96,126	$(3)	$(75,805)	$20,318
Issuance of common shares net of offering costs of $0.1 million	7,653,060	29,867	—	—	29,867
Share-based compensation expense	—	303	—	—	303
Unrealized loss on marketable securities	—	—	(2)	—	(2)
Net loss	—	—	—	(3,450)	(3,450)
Balances at September 30, 2021	26,439,217	$126,296	$(5)	$(79,255)	$47,036

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2019	12,006,874	$64,232	$2	$(56,617)	$7,617
Issuance of common shares net of offering costs of $819	2,125,000	7,682	—	—	7,682
Exercise of common stock options	7,200	16	—	—	16
Share-based compensation expense	—	393	—	—	393
Unrealized gain on marketable securities	—	—	40	—	40
Net loss	—	—	—	(2,425)	(2,425)
Balances at March 31, 2020	14,139,074	$72,323	$42	$(59,042)	$13,323
Share-based compensation expense	—	436	—	—	436
Unrealized loss on marketable securities	—	—	(13)	—	(13)
Net loss	—	—	—	(2,474)	(2,474)
Balances at June 30, 2020	14,139,074	$72,759	$29	$(61,516)	$11,272
Issuance of common shares net of offering costs of $1.8 million	4,600,000	21,190	—	—	21,190
Share-based compensation expense	—	508	—	—	508
Unrealized loss on marketable securities	—	—	(19)	—	(19)
Net loss	—	—	—	(3,193)	(3,193)
Balances at September 30, 2020	18,739,074	$94,457	$10	$(64,709)	$29,758

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,346)	$(8,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,260	1,337
Amortization of premium (discount) on marketable securities	51	(24)
Non-cash lease expense	43	39
Depreciation	18	16
Changes in operating assets and liabilities:
Amounts receivable	236	488
Prepaid expenses and other assets	(262)	(13)
Accounts payable	(400)	538
Accrued liabilities	(48)	(458)
Net cash used in operating activities	(9,448)	(6,169)

Cash flows from investing activities:
Purchase of marketable securities	(47,740)	(25,048)
Maturities of marketable securities	35,905	8,249
Purchases of property and equipment	(15)	(2)
Proceeds from disposition of property and equipment	2	—
Net cash used in investing activities	(11,848)	(16,801)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	29,867	28,872
Proceeds from the exercise of stock options	244	16
Principal payments on finance lease obligations	(5)	(4)
Net cash provided by financing activities	30,106	28,884

Net increase in cash and cash equivalents	8,810	5,914
Cash and cash equivalents at beginning of period	7,409	3,883
Cash and cash equivalents at end of period	$16,219	$9,797

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

2.         Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of AIS and CKD. The Company has not completed the development of any product candidate and, accordingly, has not begun to commercialize any product candidate or generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to five years, if at all. Additionally, clinical testing has been adversely impacted by the surge in the Delta and other variants of COVID-19. We have experienced slower than expected site activations and enrollment in our clinical trials due to the reduction or suspension of activities at our clinical study sites, staffing shortages and patient concerns related to visiting clinical study sites. We anticipate that the COVID-19 pandemic, and variants of COVID-19, will likely continue to adversely affect our ability to recruit or enroll subjects and initiate new clinical trial sites, and we cannot provide any assurance as to when these issues will resolve. The Company’s future success is dependent upon the success of its development efforts, its ability to demonstrate clinical progress for its DM199 product candidate in the United States or other markets, its ability to obtain required governmental approvals of its product candidate, its ability to license or market and sell its DM199 product candidate and its ability to obtain additional financing to fund these efforts.

As of September 30, 2021, we have incurred losses of $79.3 million since our inception in 2000. For the nine months ended September 30, 2021, we incurred a net loss of $10.3 million and negative cash flows from operating activities of $9.4 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees, and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical studies of, and to seek regulatory approval for, our DM199 product candidate. As of September 30, 2021, DiaMedica had cash and cash equivalents of $16.2 million, marketable securities of $31.9 million, working capital of $46.9 million and shareholders’ equity of $47.0 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

Notwithstanding the completion of our recent private placement in which we received gross proceeds of $30.0 million, we expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies and regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities, to fund our planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, including enrollment in our clinical studies, the potential expansion of current development programs, potential new development programs, the effects of the COVID-19 pandemic and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

Marketable securities

The Company’s marketable securities typically consist of obligations of the United States government and its agencies, investment grade corporate obligations and bank certificates of deposit, which are classified as available-for-sale and included in current assets as they are intended to fund current operations. Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive loss. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and the securities must be evaluated to determine whether the impairment is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive loss. There were no other-than-temporary unrealized losses as of September 30, 2021.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of September 30, 2021, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $89,000 and $82,000 for the nine months ended September 30, 2021 and 2020, respectively.

4.         Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	September 30, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$8,270	$—	$8,270	$—	$8,924	$—	$8,924	$—
Bank certificates of deposit	—	—	—	—	496	—	496	—
Commercial paper and corporate bonds	23,608	—	23,608	—	10,678	—	10,678	—
Total	$31,878	$—	$31,878	$—	$20,098	$—	$20,098	$—

Accrued interest receivable on available-for-sale securities is included in amounts receivable and was $102,000 and $34,000 as of September 30, 2021 and December 31, 2020, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2021.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of September 30, 2021 and December 31, 2020.

5.         Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Interest receivable on marketable securities	$102	$34
Sales-based taxes receivable	2	2
Research and development incentives	—	289
Other	—	15
Total amounts receivable	$104	$340

6.         Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Furniture and equipment	$67	$69
Computer equipment	63	62
	130	131
Less accumulated depreciation	(60)	(57)
Property and equipment, net	$70	$74

7.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$344	$483
Accrued research and other professional fees	313	360
Accrued clinical study costs	181	13
Accrued taxes and other liabilities	23	8
Total accrued liabilities	$861	$864

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

Our operating lease cost and variable lease costs were $49,000 and $41,000, respectively, for the nine months ended September 30, 2021. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of September 30, 2021 (in thousands):

2021	17
2022	46
Total lease payments	$63
Less interest portion	(3)
Present value of lease obligation	$60

9.         Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the nine months ended September 30, 2021

On September 26, 2021, we issued and sold an aggregate 7,653,060 common shares in a securities purchase agreement at a purchase price of $3.92 per share in a private placement to ten accredited investors. As a result of the offering, we received gross proceeds of $30.0 million, which resulted in net proceeds to us of approximately $29.9 million, after deducting the offering expenses.

In connection with the September 2021 private placement, we entered into a registration rights agreement (Registration Rights Agreement) with the investors pursuant to which we agreed to file with the United States Securities and Exchange Commission (SEC) a registration statement registering the resale of the shares sold in the private placement (Resale Registration Statement). The Resale Registration Statement was filed with the SEC on October 5, 2021 and declared effective by the SEC on October 14, 2021. Under the terms of the Registration Rights Agreement, we agreed to keep the Resale Registration Statement effective at all times until the shares are no longer considered “Registrable Securities” under the Registration Rights Agreement and if we fail to keep the Resale Registration Statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

During the nine months ended September 30, 2021, 40,000 common shares were issued upon the exercise of options for gross proceeds of $244,000, with an aggregate intrinsic value of $132,000, and no warrants were exercised.

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

During the nine months ended September 30, 2020, 7,200 common shares were issued on the exercise of options for gross proceeds of $16,000, with an aggregate intrinsic value of $22,000, and no warrants were exercised.

Shares reserved

Common shares reserved for future issuance are as follows:

September 30, 2021
Stock options outstanding	1,959,100
Deferred share unit awards outstanding	71,509
Shares available for grant under the DiaMedica Therapeutics Inc. Omnibus Incentive Plan	457,651
Common shares issuable under common share purchase warrants	265,000
Total	2,753,260

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,450)	$(3,193)	$(10,346)	$(8,092)
Weighted average shares outstanding—basic and diluted	19,035,713	16,689,074	18,863,829	14,652,749
Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.55)	$(0.55)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee and non-employee stock options	1,959,100	1,395,399	1,959,100	1,395,399
Common shares issuable under common share purchase warrants	265,000	265,000	265,000	265,000
Common shares issuable under deferred share unit awards	71,509	47,237	71,509	47,237

11.         Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to four years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of September 30, 2021, options to purchase 1,468,690 common shares were outstanding and 50,326 common shares were reserved for issuance upon settlement of deferred share unit awards (DSUs) under the 2019 Plan.

Prior stock option plan

The DiaMedica Therapeutics Inc. Amended and Restated Stock Option Plan (Prior Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of September 30, 2021, options to purchase 490,410 common shares were outstanding under the Prior Plan.

Prior deferred share unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2021, there were 21,183 common shares reserved for DSUs outstanding under the DSU Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Research and development	$100	$141	$371	$379
General and administrative	203	367	889	958
Total share-based compensation	$303	$508	$1,260	$1,337

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2020	1,389,568	$5.35	$7,109
Granted	623,008	5.21
Exercised	(40,000)	6.09	132
Expired/cancelled	(8,476)	4.44
Forfeited	(5,000)	10.04
Balances at September 30, 2021	1,959,100	$5.28	$252

Information about stock options outstanding, vested and expected to vest as of September 30, 2021, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.00	-	$2.99	123,000	4.2	$2.40	123,000	4.2
$3.00	-	$3.99	233,008	7.5	3.78	22,500	5.2
$4.00	-	$4.99	938,567	7.7	4.51	801,525	7.5
$5.00	-	$9.99	594,525	8.5	6.37	224,525	6.3
$10.00	-	$27.06	70,000	3.5	16.49	53,333	1.6
			1,959,100	7.5	$5.63	1,224,883	6.7

12.         Related Party Transaction

During 2021, we have engaged a consulting firm owned by our Vice President of Regulatory Affairs to perform certain tasks supporting our quality and regulatory activities. The work is performed as required by us and all services are invoiced on an hourly basis with no minimum commitment. We terminated this agreement effective June 16, 2021. Total charges invoiced in the current year prior to termination were approximately $149,000.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and its subsidiaries for the three and nine months ended September 30, 2021 and 2020.

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

Business Overview

We are a clinical stage biopharmaceutical company primarily focused on developing novel treatments for neurological disorders and kidney diseases. Currently, our primary focus is on developing DM199, a proprietary recombinant KLK1 protein for the treatment of acute ischemic stroke (AIS). We plan to advance DM199, our lead drug candidate, through required clinical studies, including our ReMEDy2 pivotal Phase 2/3 trial which we initiated in September 2021 to evaluate the safety and efficacy of DM199 for the treatment of AIS and which was granted Fast Track Designation by the FDA also in September 2021, to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS.

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

Our DM199 product candidate is in clinical development as follows:

AIS Phase 2/3 ReMEDy2 Study

Our ReMEDy2 is a Phase 2/3 adaptive design, randomized, double-blind, placebo-controlled trial to evaluate the safety and efficacy of DM199 for the treatment of AIS, and evaluating the effects of DM199 on both physical recoveries post AIS and the rate of recurrent AIS, as two separate independent, primary endpoints, with each statistically powered for success.

In April 2021, we submitted an IND application to the FDA detailing a proposed protocol for this clinical study. The protocol was developed, in part, based upon written responses from the U.S. Food and Drug Administration (FDA) following a Type B Pre-IND meeting request. The FDA accepted our IND in May 2021, allowing us to proceed with this pivotal Phase 2/3 study which we have named ReMEDy2. This clinical study follows our Phase 2 study in AIS patients that demonstrated an improvement in stroke outcomes and reduction in severe stroke recurrence. The ReMEDy2 study is intended to evaluate whether DM199, a recombinant form of KLK1, can improve both physical recoveries and the rate of recurrent ischemic stroke at three-months in the group of AIS patients who currently have no treatment option other than supportive care.

In September 2021, we announced the initiation of the first site for our ReMEDy2 trail, which is an adaptive design, randomized, double-blind, placebo-controlled trial targeted to enroll approximately 350 patients at 75 sites in the United States. Patients enrolled in the study will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The study excludes patients treated with tissue plasminogen activator (tPA) and those with large vessel occlusions. The study population is representative of the 80% of AIS patients who do not have treatment options today, primarily due to the short treatment windows for treatment by tPA or mechanical thrombectomy. As a result of the COVID-19 pandemic and the recent resurgence in cases caused by the Delta and other variants, clinical trials are experiencing delays and stoppages in site activations and enrollment due to staffing and other resource shortages. We also have experienced site activation and enrollment delays as we begin our ReMEDy2 trial primarily as a result of the prevalence of the Delta variant in the United States. We anticipate that the COVID-19 pandemic, and variants of COVID-19, will likely continue to adversely affect our ability to initiate new clinical trial sites and complete enrollment in our clinical trials.

On September 30, 2021, we announced that the FDA had granted Fast Track Designation to DM199 for the treatment of AIS, and on November 8, 2021, we announced that the FDA had accepted our amended protocol adding stroke recurrence as a second independent primary endpoint to the ReMEDy2 trial.

REDUX Clinical Study

In October 2019, the FDA accepted our Phase 2 clinical study protocol for the treatment of CKD caused by rare or significant unmet diseases. The study named REDUX, Latin for restore, is a multi-center, open-label investigation targeting enrollment of approximately 90 participants with mild or moderate CKD (Stage II or III) and albuminuria, who are being enrolled in three equal cohorts. The study is being conducted in the United States at 13 sites and is focused on participants with CKD. Cohort 1 is focused on non-diabetic, hypertensive African Americans (AA) with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. Cohort 2 is focused on participants with IgA Nephropathy (IgAN). Cohort 3, which was added after the completion of our August 2020 public offering, is focused on diabetic kidney disease (DKD) participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria. The study will evaluate two dose levels of DM199 within each cohort. Study participants receive DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints include safety, tolerability, blood pressure, albuminuria and kidney function, which will be evaluated by changes from baseline in estimated glomerular filtration rate (eGFR) and albuminuria, as measured by the urinary albumin-to-creatinine (UACR) ratio. Participant enrollment and dosing for this study commenced in December 2019.

In June 2021, we announced interim results indicating that DM199 is demonstrating clinically meaningful improvements in kidney function in Cohorts 1 and 2, as measured by simultaneously stabilizing eGFR and decreasing UACR. In participants who were hypertensive (Cohorts 1 and 3), DM199 also reduced blood pressure by clinically significant levels and importantly, there was no effect on participants who were not hypertensive (Cohort 2). We reported the following preliminary data:

●	AA: Decrease in UACR -27% in moderate to severe albuminuria (baseline UACR >500) (n=6), Increase in eGFR +2 ml/min (n=12) and decrease in blood pressure -8/-3 mmHg;
●	IgAN: Decrease in UACR -33% (P=0.002) (baseline UACR>500) (n=11) and eGFR and blood pressure were stable (n=16); and
●	DKD: eGFR and UACR levels were stable and blood pressure decreased significantly by -5/1 mmHg (n=28)

DM199 was safe and well tolerated across all cohorts, with no DM199 related severe adverse events (SAEs) or discontinuations due to drug-related adverse events (AEs). AEs were generally mild to moderate in severity, with the most common being local injection site irritation that resolved.

As of October 31, 2021, we had enrolled 78 subjects, including 22 African American subjects into Cohort 1, 23 subjects with IgAN into Cohort 2 and completed enrollment with 33 subjects with Type 2 diabetes, hypertension and albuminuria into Cohort 3. Enrollment in Cohort 1 has been discontinued as the total number of African American subjects, including subjects in Cohorts 2 and 3, has reached our goal of enrolling 30 African American subjects for our safety analysis. Accordingly, currently we are only continuing to enroll subjects with IgAN into Cohort 2. Throughout the third quarter of 2021 and the date of this report, we have continued to experience slower than expected enrollment in Cohort 2 of the REDUX study as the surge in the Delta variant of COVID-19 occurring in the summer of 2021 has caused the restoration of certain restrictions and elevated concerns of potential safety issues for study site staff and study subjects. We are monitoring the effects of the recent surge in COVID-19 infections related to the Delta and other variants and we will provide an update on the anticipated completion of Cohort 2 when we are able to reasonably do so.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, including most recently our September 2021 private placement which generated $29.9 million in net proceeds, after offering expenses, the exercise of warrants and stock options, interest income on funds available for investment and government grants.

We have incurred losses in each year since our inception. Our net losses were $10.3 million and $8.1 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $79.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with the development of our DM199 product candidate, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. However, in the near term, we anticipate that our expenses will increase as we:

●	begin enrolling subjects in our pivotal ReMEDy2 Phase 2/3 study of DM199 for AIS;
●	complete our ongoing REDUX Phase 2 study of DM199 for CKD;
●	provide G&A support for our operations; and
●	maintain, expand and protect our intellectual property portfolio.

While we expect our rate of future negative cash flow per month will vary due to the timing of expenses incurred, we expect our current cash and marketable securities resources will be sufficient to allow us to begin enrolling subjects in our Phase 2/3 study in patients with AIS, complete the remaining cohort in our REDUX Phase 2 study in patients with CKD and to otherwise fund our currently planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including enrollment in our clinical studies, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of the COVID-19 pandemic. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. Although as previously discussed, we have experienced a delay and expect to continue to experience a delay in the timing of costs incurred in the REDUX study as a result of the COVID-19 pandemic, we do not expect to experience a significant overall increase in costs. We intend to continue to assess the effect of the pandemic on our REDUX and ReMEDy2 studies by monitoring the continued spread of new variants of the COVID-19 virus, actions implemented to combat the virus, the availability, adoption and effectiveness of vaccines and the number of people vaccinated. Our R&D expenses have remained relatively stable during the third quarter of 2021 as compared to prior year periods as the increased costs for the preparation and initiation of our ReMEDy2 clinical study are offset by cost reductions in our REDUX trial as it nears completion. We expect that our R&D expenses will increase in the future as sites are activated and enrollment increases in the ReMEDy2 clinical study and as we incur costs to support the conduct of the ReMEDy2 clinical study. The process of conducting clinical studies necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical studies, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

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

We have instituted a number of procedural changes related to protecting the health and safety of our employees in response to the COVID-19 pandemic. Our office was closed in the second quarter of 2020 and remained closed through the first quarter of 2021 and our employees worked remotely. In the second quarter of 2021, we opened our office and allowed, but did not require, employees to work in the office two days of each week. This policy remained in effect through the third quarter of 2021. Non-essential travel continues to be on hold and we encourage our employees to interact with each other and vendors through audio and video conferencing. We did not incur significant additional G&A expenses during the three and nine months ended September 30, 2021 related to these changes, or the COVID-19 pandemic, nor do we expect to incur significant additional G&A expenses related to the COVID-19 pandemic going forward. Provided conditions related to COVID-19 do not deteriorate, we expect to continue to work on a modified in-person/remote schedule and restrict non-essential travel for the foreseeable future.

Other (Income) Expense

Other (income) expense consists primarily of interest income and foreign currency exchange gains and losses. In past years, governmental assistance – research incentives, which were associated with the ReMEDy Phase 2 stroke study, were a significant component of this line item.

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2021 and 2020

The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$2,332	$2,158	$6,894	$5,107
General and administrative	1,084	1,161	3,506	3,324
Total other (income) expense, net	27	(128)	(75)	(359)

Research and Development Expenses

R&D expenses increased slightly to $2.3 million for the three months ended September 30, 2021, up from $2.2 million for the three months ended September 30, 2020. R&D expenses increased to $6.9 million for the nine months ended September 30, 2021, compared to $5.1 million for the nine months ended September 30, 2020, an increase of $1.8 million. The increase for the nine month comparison was primarily due to a number of factors including costs incurred for our pivotal ReMEDy2 clinical study, increased year-over-year costs related to manufacturing process development and increased personnel costs associated with adding staff to support R&D operations. These increases were partially offset by decreased costs incurred for our earlier ReMEDy Phase 2 stroke study, which completed in the prior year, and our REDUX study as the number of enrollments declined in the later stages of the study.

General and Administrative Expenses

G&A expenses were $1.1 million for the three months ended September 30, 2021, down from $1.2 million for the three months ended September 30, 2020. G&A expenses increased to $3.5 million for the nine months ended September 30, 2021, up $0.2 million from $3.3 million for the nine months ended September 30, 2020. The increase for the nine month comparison was primarily due to increased professional services costs and increased personnel costs to support our expanding clinical programs. These increases were partially offset by reduced non-cash, share based compensation costs.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2021 and December 31, 2020, and our sources and uses of cash for each of the nine month periods ended September 30, 2021 and 2020, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	September 30, 2021	December 31, 2020
Cash, cash equivalents and marketable securities	$48,097	$27,507
Total assets	48,664	28,095
Total current liabilities	1,624	2,028
Total shareholders’ equity	47,036	26,014
Working capital	46,913	25,893

	Nine Months Ended September 30,
Cash Flow Data	2021	2020
Cash flow provided by (used in):
Operating activities	$(9,448)	$(6,169)
Investing activities	(11,848)	(16,801)
Financing activities	30,106	28,884
Net increase in cash and cash equivalents	$8,810	$5,914

Working Capital

We had cash and cash equivalents of $16.2 million, marketable securities of $31.9 million, current liabilities of $1.6 million and working capital of $46.9 million as of September 30, 2021, compared to $7.4 million in cash and cash equivalents, marketable securities of $20.1 million, $2.0 million in current liabilities and $25.9 million in working capital as of December 31, 2020. The increases in our combined cash, cash equivalents and marketable securities and in our working capital are due to net proceeds from our September 2021 private placement, partially offset by cash used in operating activities during the quarter ended September 30, 2021.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $9.4 million compared to $6.2 million for the nine months ended September 30, 2020. This increase relates primarily to the increase in the net loss, partially offset by non-cash share-based compensation and the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $16.8 million for the nine months ended September 30, 2020. The decrease results from the timing of purchases and maturities of marketable securities.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of common shares in the current year period. Net cash provided by financing activities was $30.1 million for the nine months ended September 30, 2021 compared to $28.9 million for the nine months ended September 30, 2020. This increase was due to our September 2021 private placement.

On September 26, 2021, we issued and sold in a private placement an aggregate 7,653,060 common shares at a purchase price of $3.92 per share to ten accredited investors resulting in gross proceeds of $30.0 million and net proceeds to us of $29.9 million, after deducting offering expenses.

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

Accordingly, and notwithstanding the receipt of $29.9 million in net proceeds from our September 2021 private placement, we expect we will need substantial additional capital to further our R&D activities, planned clinical studies, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. Although we are striving to achieve these plans, there is no assurance these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While we expect our rate of future negative cash flow per month will vary due to our clinical activities and the timing of expenses incurred, we expect our current cash, cash equivalents and marketable securities resources will be sufficient to allow us to fund our planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including the initiation of new sites and enrollment in our clinical studies, the potential expansion of current development programs, potential new development programs, the effects of the COVID-19 pandemic on our clinical programs and operations, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the sale of equity securities in our September 2021 private placement as previously disclosed in a Current Report on Form 8-K as filed with the SEC on September 27, 2021, we did not sell any equity securities not registered under the Securities Act of 1933, as amended.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Not applicable.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.1	Registration Rights Agreement, dated as of September 28, 2021 among DiaMedica Therapeutics Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 4.5 to DiaMedica’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 5, 2021 (Reg. No. 333-260066)
10.1	Securities Purchase Agreement, dated as of September 26, 2021, by and among DiaMedica Therapeutics Inc. and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2021 (File No. 001-36291)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: November 10, 2021	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)