Form 10-K
period 2021-12-31
DiaMedica Therapeutics Inc.
filed 2022-03-14
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s voting common shares held by non-affiliates, computed by reference to the closing sales price at which the voting common shares were last sold as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Capital Market on that date, was $78.1 million.

As of March 8, 2022, there were 26,443,067 voting common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2022 Annual General Meeting of Shareholders to be held May 18, 2022.

[page intentionally left blank]

DIAMEDICA THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2021

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

●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS and CKD and certain anticipated or target dates, site activations and enrollment numbers with respect to our clinical studies, especially in the light of the novel strain of coronavirus, or COVID-19 pandemic on site activations and enrollment, hospital and medical facility staffing shortages, and worldwide global supply chain shortages;

●

the adaptive design of our ReMEDy2 trial, which is intended to enroll approximately 350 patients at 75 sites in the United States, and the possibility that these numbers and other aspects of the study could change depending upon certain factors, including additional input from the United States Food and Drug Administration (FDA) and the blinded interim analysis;

●	our expectations regarding the final results of our REDUX trial and timing of the release thereof;
●	the perceived benefits of our DM199 product candidate over existing treatment options for AIS and CKD;
●

the potential size of the markets for our DM199 product candidate for AIS and CKD and our ability to serve those markets, and the rate and degree of market acceptance of our DM199 product candidate for AIS and CKD both in the United States and internationally;

●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for AIS and CKD;

●	the success, cost and timing of planned clinical studies, as well as our reliance on collaboration with third parties to conduct our clinical studies;
●

our expectations regarding the impact of the COVID-19 pandemic on our business, including in particular our progress with site activation and patient enrollment in our clinical studies and our ability to hire additional personnel;

●	our commercialization, marketing and manufacturing capabilities and strategy;
●	expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential FDA regulation of our DM199 product candidate for AIS and CKD;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;
●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for AIS and CKD;
●	our ability to obtain funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for AIS and CKD; and
●	our anticipated use of the net proceeds from our underwritten public offerings and recent private placement.

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

PART I

Item 1.         Business

Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. DiaMedica’s lead candidate DM199 is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be studied in patients, an established therapeutic modality for the treatment of acute ischemic stroke and chronic kidney disease. We have also identified a potential novel new treatment for inflammatory diseases, DM300, currently in the pre-clinical stage of development. Our goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CKD.

AIS and CKD patients suffer from impaired blood flow in the brain and kidneys, respectively. These patients also tend to exhibit lower than normal levels of endogenous (produced by the body) KLK1, which is a protein produced primarily in the kidneys, pancreas and salivary glands. We believe treatment with DM199 could replenish levels of KLK1, thereby allowing the natural function of kallikrein-kinin system (KKS) to release bradykinin (BK) in the body where and when needed, generating beneficial nitric oxide and prostacyclin, setting in motion metabolic pathways that can improve blood flow (through vasoregulation), dampen inflammation and protect tissues and end-organs from ischemic damage, supporting structural integrity and normal functioning.

In September 2021, we announced the initiation of the first site for our pivotal ReMEDy2 trial, a Phase 2/3 clinical trial of DM199 for the treatment of AIS and the first patient was enrolled in November 2021. The ReMEDy2 trial is a randomized, double-blind, placebo-controlled Phase 2/3 adaptive trial intended to enroll approximately 350 patients at 75 sites in the United States. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tissue plasminogen activator (tPA) or any other thrombolytic and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the short treatment window - tPA must be administered within 4.5 hours from symptom onset.

The ReMEDy2 trial has two separate, independent primary endpoints and is powered for success with either endpoint: 1) physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90, and 2) the rate of ischemic stroke recurrence through day 90. Recurrent strokes represent 25% of all ischemic strokes, often occurring in the first few weeks after an initial stroke and are typically more disabling, costly, and fatal than initial strokes. Secondary endpoints for the trial will evaluate, among other things, participant deaths, mRS shift (which shows the treatment effect on participants across the full spectrum of stroke severity) and additional standard stroke scores (NIHSS and Barthel Index).

Also in September 2021, the U.S. Food & Drug Administration (FDA) granted Fast Track Designation to DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. Fast Track is a process intended to facilitate the development and expedite the review of investigational drugs for the treatment of serious or life-threatening conditions where there is an unmet medical need.

With respect to our Phase 2 REDUX trial of DM199 in CKD, interim data was presented at the American Society of Nephrology’s (ASN) annual Kidney Week meeting in November 2021. In the IgA Nephropathy (IgAN) cohort, in addition to continuing to show statistically significant reductions (over 30% decrease) in albuminuria in participants with moderate to severe baseline albuminuria, the trial also demonstrated early signals of potential disease modification with the APRIL and IgA1 biomarkers decreasing 35% and 22% overall, respectively. In the African American cohort, participants were hypertensive with CKD and non-diabetic. Patients in this cohort with moderate to severe baseline albuminuria saw an over 50% reduction in albuminuria, improvement in blood pressure and stable eGFR. We have now completed enrollment in REDUX and are evaluating next steps for our CKD program.

We believe DM199 has the potential to treat a variety of diseases where restoring healthy function requires sufficient activity of KLK1 and its system, KKS.

Today, forms of KLK1 derived from human urine and the pancreas of a pig (porcine pancreas) are approved and sold in Japan, China and Korea to treat AIS, CKD, retinopathy, hypertension and related vascular diseases. We believe millions of patients have been treated with these KLK1 therapies and the data from more than 200 published papers and studies support its clinical benefit. However, there are numerous regulatory, commercial and clinical drawbacks associated with KLK1 derived from human urine and porcine pancreas which can be overcome by developing a synthetic version of KLK1 such as DM199. We believe higher regulatory standards and antibody reactions are the primary reasons why KLK1 derived from human urine and porcine pancreas are not currently available and used in the United States or Europe. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor are we aware of any recombinant version in development other than our drug candidate, DM199.

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

KLK1 is involved in multiple biochemical processes. The most well-characterized activity of KLK1 is enzymatic cleavage of low molecular weight kininogen (LMWK) to produce Lys-bradykinin (BK)-like peptides, collectively known as kinins, which activate BK receptors (primarily BK2R with some BK1R). Activation of BK receptors by kinins sets in motion metabolic pathways which locally produce nitric oxide, prostaglandins and other anti-inflammatory mediators that can improve blood flow (through vasodilation), dampen inflammation, and protect tissues and end-organs from ischemic damage. Scientific literature, including publications in Circulation Research, Immunopharmacology and Kidney International, suggests that lower endogenous KLK1 levels in patients are associated with diseases related to vascular disorders, such as kidney diseases, stroke and hypertension. DM199, as a protein replacement therapy, may replenish KLK1 levels to properly activate the KKS locally producing nitric oxide, prostaglandins and other anti-inflammatory mediators to promote endothelial health and protect the brain and kidney from damage. By providing additional supply of the KLK1 protein, DM199 treatment could potentially improve blood flow to and reduce inflammation in damaged end-organs, such as the brain and the kidneys, supporting their structural integrity and normal functioning.

DM199 (KLK1) and Our Therapeutic Hypothesis

We have conducted numerous internal and third-party analyses to demonstrate that DM199 is structurally and functionally equivalent to KLK1 derived from human urine. Specifically, the amino acid structure of DM199 is identical to the human urine form, and the enzymatic and pharmacokinetic profiles are substantially similar to both human urine and porcine derived KLK1. The physiological effects of DM199 on blood pressure, from our completed studies, is similar to that of human urine and porcine-derived forms of KLK1. We believe that the results of this work suggest that the therapeutic action of DM199 will be the same or, potentially, better than that of the forms of KLK1 marketed in Asia.

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

●

Our Phase 2 ReMEDy1 trial of DM199 in the treatment of AIS (n=91) met our primary safety and tolerability end points and demonstrated a statistically significant reduction in the number of participants with recurrent ischemic stroke in the active treatment group: 0 (0%) patient treated with DM199 vs. 6 (13%) on placebo (p=0.012), with 4 of the 6 resulting in participant death.

●

Additionally, in our Phase 2 ReMEDy1 trial, in a subset of participants (n=46) which represents the group of participants most closely aligned with the target treatment population for DM199 in our ReMEDy2 trial, a positive therapeutic effect on participant physical recoveries was demonstrated. In participants treated with DM199 (n=25) vs. supportive care and/or tPA (n=21), the results showed that 36% of participants receiving DM199 progressed to a full or nearly full recovery at 90 days (NIHSS: 0-1), compared to 14% of participants in the placebo group. This represents a 22% absolute increase in the proportion of participants achieving a full or nearly full recovery. Additionally, subject deaths decreased from 24% in the placebo group to 12% in the active therapy group, a 50% relative reduction.

●

Interim data from our Phase 2 REDUX trial of DM199 in CKD was presented at the American Society of Nephrology’s (ASN) annual Kidney Week meeting in November 2021. In the IgA Nephropathy (IgAN) cohort, in addition to showing statistically significant reductions (over 30% decrease) in albuminuria in participants with moderate to severe baseline albuminuria, the trial also demonstrated early signals of potential disease modification with the APRIL and IgA1 biomarkers decreasing 35% and 22% overall, respectively. The African American cohort demonstrated an over 50% reduction in albuminuria in patients with moderate to severe baseline albuminuria and significant reductions in blood pressure levels, both systolic and diastolic.

●

DM199 was generally safe and well tolerated across all cohorts of the REDUX trial. Adverse Events (AEs) were generally mild to moderate in severity, with the most common being local injection site irritation that resolved. Enrollment was closed at the end of 2021 and we do not believe that the final results will differ significantly from the data presented at ASN.

In all studies, DM199 was shown to be generally safe and well tolerated. The primary adverse events noted in our studies include local injection site irritation, constipation, nausea and headache, all of which resolved without medical intervention.

We are developing DM199 to treat AIS and CKD in the following clinical trials:

Indication	Delivery	Stage	Status	Endpoints
Neurological Diseases
Acute Ischemic Stroke	Intravenous IV/SC	Phase 2/3	Enrolling

Independent primary endpoints at day 90:

●  Modified Rankin Scale score of 0-1

●  Stroke recurrence

Secondary endpoints at day 90:

●  NIHSS and Barthel index

●  Deaths

●  Modified Rankin Scale scores of 0-6 (shift analysis)

Kidney Diseases
IgA Nephropathy (IgAN)	SC	Phase 2	Enrollment complete	Primary endpoint at day 95: ● Safety & tolerability ● Albuminuria and estimated glomerular filtration rate (eGFR) Secondary endpoints at day 90: ● Change in IgG & IgA biomarkers
African Americans with CKD	SC	Phase 2	Enrollment complete	Primary endpoint at day 95: ● Safety & tolerability ● Albuminuria and eGFR Secondary endpoints at day 90: ● Change in blood pressure

Supporting Data for Use of DM199 (KLK1):

We have identified several hundred papers supporting the clinical use of urinary and porcine derived KLK1 from China, Japan and Korea. We estimate that over 20 companies are marketing porcine KLK1 and 1 company marketing human urinary KLK1 in these countries.

Studies have shown that lower KLK1 levels are also a predictor of stroke recurrence. As shown in the graph below, the red line represents patients in the lowest KLK1 quartile who are at the highest risk for recurrence of stroke. (2,478 stroke patients and event free survival over 5 years).

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

Low KLK1 Levels Are Associated With Chronic Kidney Disease

Source: Immunopharmacology 44 1999. 183–192

Our Strategy

Our mission is to improve the lives of people suffering from serious diseases. Our near-term goal is to principally focus on executing our recently initiated ReMEDy2 Phase 2/3 trial of DM199 in AIS and to complete patient follow-up in our REDUX Phase 2 trial of DM199 in CKD. Key elements of our strategy include:

●	DM199 for AIS – execute our ongoing ReMEDy2 Phase 2/3 trial;
●	DM199 for CKD – complete patient follow-up in our REDUX Phase 2 trial;
●	Continue manufacturing process development to support applications for commercial approval of DM199; and
●	Identify a strategic partner(s) to assist with future clinical development and commercialization of DM199.

AIS Background and Disease Pathology

Acute Ischemic Stroke Background

Stroke is characterized by the rapidly developing loss of brain function due to a blockage of blood flow in the brain. As a result, the affected tissues of the brain become inactive and may eventually die. Strokes can be classified into two major categories: AIS and hemorrhagic stroke. AIS is characterized by interruption of the blood supply by a blood clot (ischemia), while a hemorrhagic stroke results from rupture, or bleeding, of a blood vessel in the brain. Risk factors for stroke include, among other things, advanced age, hypertension (high blood pressure), previous stroke or transient ischemic attack (TIA), diabetes, high cholesterol, cigarette smoking, atrial fibrillation, physical inactivity and obesity.

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

Unmet Medical Need in AIS

According to the World Health Organization, each year approximately 1.7 million people in the U.S., Europe and Japan and approximately 15 million people worldwide suffer a stroke, of which 5 million will die and 5 million will be permanently disabled people. According to the U.S. Center for Disease Control and Prevention (CDC) approximately 87% of all strokes are ischemic in nature, meaning a blockage of blood flow in/to the brain. We believe that stroke represents an area of significant unmet medical need and a KLK1 therapy (such as DM199) could provide a significant patient benefit, in particular given its proposed treatment window of up to 24 hours after the first sign of symptoms. Currently, the only FDA-approved pharmacological intervention for AIS is tPA, which is approved to be given within 3 hours of symptom onset; however, we understand that based upon supplemental clinical research and common practice, it is administered up to 4.5 hours from symptom onset. Treating patients with tPA during this time window can be challenging because it is difficult to determine precisely when symptoms began and a patient must undergo complex brain imaging before treatment to rule out a hemorrhagic stroke, a ruptured blood vessel causing bleeding within the brain. Mechanical thrombectomy, a procedure in which the clot is removed using catheter-based tools, is also available to certain patients. Despite the availability of these treatments, we believe they are relevant to approximately 10% of ischemic stroke patients due to the location of the clot, the elapsed time after the stroke occurred or other safety considerations. Thus, we believe DM199 may offer significant advantages over the current treatment options in that it fills a serious, unmet need for patients who cannot receive tPA or mechanical thrombectomy. Additionally, we believe DM199 may also offer a complimentary follow-on treatment for patients who initially receive tPA or mechanical thrombectomy treatments by enabling sustained blood flow improvements to the brain during the critical weeks and months after a stroke, reducing the risk of stroke recurrence.

Specifically with respect to the United States, and according to the CDC:

●

Every year in the United States, approximately 800,000 people experience a stroke (ischemic or hemorrhagic). Approximately 600,000 of these are first events and approximately 25%, or 200,000, are recurrent stroke events.

●

Approximately one of every 20 deaths in the United States is caused by stroke and is the fifth leading cause of death. On average, someone in the United States has a stroke every 40 seconds and someone dies from a stroke every four minutes.

●	Stroke is the leading cause of serious long-term disability and reduces mobility in more than half of stroke survivors aged 65 and over.
●	Risk of having a first stroke is nearly twice as high for African Americans as for Caucasians, and African Americans have the highest rate of death due to stroke.

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

We are developing DM199 to treat AIS patients with a therapeutic window of up to 24 hours after the first sign of symptoms, well beyond the current window of up to 4.5 hours from sympton onset for tPA, thereby filling a large unmet need for those patients who cannot receive tPA under the currently available treatment window of tPA. This important attribute could potentially make therapy available to the millions of patients worldwide who currently have limited treatment options.

Supporting Data from the Use of Urine-derived KLK1 for the Treatment of AIS in China

In China, Kailikang® is approved and marketed by Techpool Bio-Pharma Inc., a company controlled by Shanghai Pharmaceuticals Holding Co. Ltd. Kailikang has been approved for the treatment of AIS in China. We believe the initial treatment window is up to 48 hours after stroke symptom onset. Based on IQVIA data, other publications and our own internal analysis, we estimate that over 600,000 stroke patients have been treated with Kailikang in China since its approval in 2005. More than 50 published clinical studies, covering over 4,000 stroke patients, have demonstrated a beneficial effect of Kailikang treatment in AIS including improvements in standard stroke scores, blood flow and biomarkers of inflammation. According to a publication in the China Journal of Neurology, in a double-blinded, placebo-controlled trial of 446 patients treated with either Kailikang or a placebo with initial treatment administered up to 48 hours after symptom onset showed significantly better scores on the European Stroke Scale and Activities of Daily Living at three weeks post-treatment and after three months using the Barthel Index.

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

CKD Background and Disease Pathology

Chronic Kidney Disease Background

CKD is characterized by a progressive decline in overall kidney function as measured by the eGFR, a test used to evaluate blood flow through the kidneys, and albuminuria, a marker for glomerular injury which is a measure of the amount of albumin protein excreted in your urine and an indicator for how well the kidneys are filtering excess fluid and waste products out of your blood. As glomerular filtration decreases, the body’s ability to continue to regulate its many functions, including the elimination of metabolic waste, is lost and ultimately, may result in severe physiologic consequences. Among multiple underlying causes, CKD often begins with an increase in blood glucose which leads to the thickening of the glomerular membrane, known as fibrosis. As the kidney function becomes impaired, eGFR decreases and albuminuria may increase. Increased albuminuria means that abnormal amounts of protein are released into the urine collecting tubules of the kidney through damaged capillary pores in the glomerular floor. Additionally, increased blood glucose leads to increased blood pressure, elevated reactive oxygen species, advanced glycation end product formation (harmful compounds that are formed when protein or fat combine with sugar in the bloodstream) and inflammation. As these continue, structural components of the kidney begin to collapse, resulting in cell ischemia and cell death. As the renal damage continues, a progressive thickening of the glomerular basement membrane is seen along with continued pathological changes in the cells and inflammation. Early stages of CKD are characterized as microalbuminuria (small amounts of protein leak into the urine). Late stages are characterized as macroalbuminuria (large amounts of protein leak into the urine). The rate of decline depends on a number of factors including the type of diabetes, genetic predisposition, glycemic controls and blood pressure. At the final stages of CKD, the kidneys fail completely and dialysis or a kidney transplant is needed.

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

Currently, there is no cure for CKD and treatment primarily involves management of the symptoms of the disease in order to reduce the rate of decline in kidney function. Blood pressure medications, such as angiotensin converting enzyme inhibitors (ACEi) or angiotensin receptor blockers (ARB), are often prescribed to control hypertension, and hopefully, slow the progression of CKD. Recently sodium glucose co-transporter 2 inhibitors (SGLT2) have received approval to expand their label to treat diabetic kidney disease to reduce the rate of cardiovascular events. Nevertheless, according to the National Kidney Foundation, many of these patients continue to show declining kidney function and 3.6% of the overall population has a lifetime risk of developing end-stage renal disease (ESRD), where dialysis or a kidney transplant is needed. We believe DM199 offers a potentially novel approach for the treatment of CKD because KLK1 protein plays a vital role in normal kidney function.

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

Acute Ischemic Stroke

Currently, there is one approved pharmaceutical treatment for AIS. That treatment is tPA (marketed under the brand name Activase®), and its therapeutic window is limited to up to 4.5 hours after the AIS. There are, however, a number of companies that are actively pursuing a variety of approaches to develop pharmaceutical products for the treatment of AIS including, among others:

●	Stem cells (Athersys, Inc.)
●	tPA extended treatment window (Genentech)
●	Cerebral edema (Biogen Inc.)
●	Anti-inflammatory and clot dissolving (Biogen Inc.)
●	Cell protection and anti-inflammation (ZZ Biotech LLC)
●	Inhibiting platelet aggregation (Acticor Biotech SAS)
●	Neuroprotector (Mitsubishi)

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

Chronic Kidney Disease

CKD is primarily associated with diabetes and hypertension along with other disease states. In the United States, we are aware of only two currently approved treatments for CKD. These treatments include an ACEi (marketed under the brand name Captopril®) which is approved for the treatment of patients with CKD caused by Type 1 diabetes and a sodium glucose co-transporter 2 inhibitor (marketed under the brand names INVOKANA® and Farxiga®) is approved to reduce the risk of ESRD, worsening of kidney function, cardiovascular (CV) death, and hospitalization for heart failure in adults with type 2 diabetes and diabetic kidney disease (nephropathy) with a certain amount of protein in the urine.

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

On December 15, 2021, the FDA granted accelerated approval to Calliditas Therapeutics AB’s “TARPEYO™” (budesonide) for the reduction of albuminuria in adult primary IgAN patients at risk of rapid disease progression, generally indicated by a urine protein-to-creatinine ratio (UPCR) ≥1.5g/g. TARPEYO (developed under the project name NEFECON) was specifically designed for and is the first and only FDA-approved treatment in this disease. It has not been established whether TARPEYO slows kidney function decline in patients with IgAN and continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory clinical trial. Additionally, there are several pharmaceutical products specifically for the treatment of IgAN currently in clinical development, some of which include:

●	Dual acting ARB and endothelin receptor antagonist (Travere Therapeutics, Inc.)
●	Antibody MASP-2 inhibitor (Omeros Corporation)
●	Small-molecule inhibitor of complement factor B (Novartis AG)
●	Small-molecule inhibitor Nrf2 activator/NFkB inhibitor (Reata Pharmaceuticals, Inc.)
●	APRIL inhibitor (Vera Therapeutics and Chinook Therapeutics)

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

INVOKANA® (canagliflozin) is approved for use in patients to reduce the risk of ESRD, worsening of kidney function, cardiovascular death and hospitalization for heart failure in adults with Type 2 diabetes and DKD with a certain amount of protein in the urine. Potential side effects of INVOKANA include lower limb amputations, dehydration, diabetic ketoacidosis and genital mycotic infections. Farxiga (dapagliflozin) is approved for use in patients to reduce the risk of hospitalization for heart failure in adults with Type 2 diabetes and established cardiovascular disease.

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

DM199 Clinical Trials

AIS Phase 2/3 ReMEDy2 Trial

In September 2021, we announced the initiation of the first site for our pivotal ReMEDy2 trial, a Phase 2/3 clinical trial of DM199 for the treatment of AIS and the first patient was enrolled in November 2021. The ReMEDy2 trial is a randomized, double-blind, placebo-controlled Phase 2/3 adaptive trial intended to enroll approximately 350 patients at 75 sites in the United States. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tPA, or any other thrombolytic, and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the short treatment window - tPA must be administered within 4.5 hours from symptom onset.

The ReMEDy2 trial has two separate, independent, primary endpoints and is powered for success with either endpoint: 1) physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90, and 2) the rate of ischemic stroke recurrence through day 90. Recurrent strokes represent 25% of all ischemic strokes, often occuring in the first few weeks after an initial stroke and are typically more disabling, costly, and fatal than initial strokes. Secondary endpoints for the trial will evaluate, among other things, participant deaths, mRS shift (which shows the treatment effect on participants across the full spectrum of stroke severity) and additional standard stroke scores (NIHSS and Barthel Index).

In September 2021, the U.S. Food & Drug Administration (FDA) granted Fast Track Designation to DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. Fast Track is a process intended to facilitate the development and expedite the review of investigational drugs for the treatment of serious or life-threatening conditions where there is an unmet medical need. Drugs that receive Fast Track Designation may be eligible for more frequent communications and meetings with the FDA to review the drug’s development plan, including the design of the proposed clinical trials, use of biomarkers and the extent of data needed for approval. Drugs with Fast Track Designation may also qualify for accelerated and priority review of new drug applications if relevant criteria are met.

AIS Phase 2 ReMEDy1 Trial

In May 2020, we announced top-line data from our Phase 2 ReMEDy1 trial assessing the safety, tolerability and markers of therapeutic efficacy of DM199 in patients suffering from AIS. We initiated treatment in this trial in February 2018 and completed enrollment in October 2019 with 92 participants. The study drug (DM199 or placebo) was administered as an intravenous (IV) infusion within 24 hours of stroke symptom onset, followed by subcutaneous injections later that day and once every 3 days for 21 days. The trial was designed to measure safety and tolerability along with multiple tests designed to investigate DM199’s therapeutic potential including plasma-based biomarkers and standard functional stroke measures assessed at 90 days post-stroke. Standard functional stroke measurements include the Modified Rankin Scale, National Institutes of Health Stroke Scale, the Barthel Index and C-reactive protein, a measure of inflammation. The trial met primary safety and tolerability endpoints and was generally safe and well tolerated. In addition, there was a demonstrated therapeutic effect on the rate of severe stroke recurrence inclusive of all participants and there was also a demonstrated therapeutic effect on the physical recoveries of participants that received tPA prior to enrollment but not in participants receiving mechanical thrombectomy prior to enrollment.

Prior to enrollment, 44 of the 91 evaluable patients (48%) received a mechanical thrombectomy, a catheter-based treatment indicated for those who have a large vessel occlusion and can be treated within 6 to 24 hours of the onset of stroke symptoms. While approximately 20% of AIS patients are believed to be eligible for a mechanical thrombectomy, currently only about 5% to 10% receive the treatment due to elapsed time post-stroke or unavailability of the therapy at the hospital where they present. DM199 is intended to treat the approximately 80% of AIS patients who are not eligible for either mechanical thrombectomy or tPA. Treatment for these patients is limited to supportive care. Due to the large volume of participants receiving mechanical thrombectomy prior to enrollment in the ReMEDy1 trial, and a disproportionate distribution of these participants between the active treatment and placebo groups, DM199 did not produce a therapeutic effect on physical recoveries in the overall trial analysis.

When participants treated with mechanical thrombectomy are excluded from the trial data set, which represents the group of participants most closely aligned with the target treatment population for DM199 in the ReMEDy2 trial, a positive therapeutic effect on participant physical recoveries was demonstrated. As shown in the table below, when evaluating the participants treated with DM199 (n=25) vs. supportive care and/or tPA (n=21), the results showed that 36% of participants receiving DM199 progressed to a full or nearly full recovery at 90 days (NIHSS: 0-1), compared to 14% of participants in the placebo group. This represents a 22% absolute increase in the proportion of participants achieving a full or nearly full recovery. Additionally, subject deaths decreased from 24% in the placebo group to 12% in the active therapy group, a 50% relative reduction. Note that the number of subjects in these subsets were insufficient for statistical significance.

DM199 vs. Supportive Care and/or tPA

	NIHSS Outcomes at 90 Days
	0-1	2-8	≥ 9	Death
Placebo (n=21)	14%	57%	5%	24%
DM199 (n=25)	36%	36%	16%	12%

In addition, in the evaluable participants (n=91), a significant reduction in the number of participants with recurrent ischemic stroke was noted in the active treatment group: 0 (0%) patient treated with DM199 vs. 6 (13%) on placebo (p=0.012), with 4 of the 6 resulting in participant death.

We believe these findings from our Phase 2 ReMEDy1 trial, which are consistent with the use of Kailikang in China, provide a signal that recombinant human KLK1 appears safe and may have promise as a new tool for physicians who have limited options for the treatment of patients suffering AIS.

CKD Phase 2 REDUX Trial

In October 2019, the FDA accepted our Phase 2 clinical trial protocol for the treatment of CKD caused by rare or significant unmet diseases. Enrollment commenced in December 2019 and was completed in December 2021. The trial named REDUX, Latin for restore, is a multi-center, open-label investigation of patients with mild or moderate CKD (Stage II or III) and albuminuria. The trial was conducted in the United States and was focused on participants with CKD: Cohort 1 was focused on non-diabetic, hypertensive African Americans (AA) with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. Cohort 2 was focused on participants with IgA Nephropathy. Cohort 3 was focused on participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria (DKD). The trial evaluated two dose levels of DM199 within each cohort. Study participants received DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints included safety, tolerability, blood pressure, albuminuria and kidney function, which are evaluated by changes from baseline in estimated glomerular filtration rate and albuminuria, as measured by the urinary albumin to creatinine ratio.

In June 2021, we announced interim results and in November 2021 we announced additional interim results from our Phase II REDUX trial. The interim results indicated that DM199 was demonstrating clinically meaningful improvements in kidney function in Cohorts 1 and 2, as measured by simultaneously stabilizing estimated glomerular filtration rate (eGFR) and decreasing urine albumin-to-creatinine ratio (UACR). Additionally, in patients who were hypertensive (Cohorts 1 and 3), DM199 also reduced blood pressure by clinically significant levels and importantly, there was no effect on participants who were not hypertensive (Cohort 2). We reported the following preliminary data:

●

AA: Geometric mean decrease in UACR of -55% in moderate to severe albuminuria (baseline UACR >500 µg/mg) (n=3), Stable eGFR from baseline (n=12) and a mean decrease in systolic/diastolic blood pressure -19/-13 mmHg (n=8) at the 2 µg/kg dose level;

●

IgAN: UACR geometric mean decrease of -34% (p=0.002) (baseline UACR>500 µg/mg) (n=11), eGFR and blood pressure were stable (n=16) and mean decreases in the biomarkers April and IgA1 of 35% and 22% overall, respectively; and

●	DKD: No overall treatment effect was observed for UACR, however, reductions in systolic and diastolic blood pressure (n=28) were observed.

DM199 was generally safe and well tolerated across all cohorts. Adverse events (AEs) were generally mild to moderate in severity, with the most common being local injection site irritation that resolved without medical intervention.

We completed enrollment in REDUX with a total 79 subjects enrolled, including 21 African American subjects into Cohort 1, 25 subjects with IgAN into Cohort 2 and 33 subjects with Type 2 diabetes in Cohort 3. All subjects in Cohorts 1 and 3 have completed the trial. The last subjects in Cohort 2 will complete the treatment phase of the trial in March 2022.

CKD Phase 1b

In July 2019, we completed a Phase 1b clinical trial of DM199 in participants with moderate or severe CKD caused by Type 1 or Type 2 diabetes. We initiated dosing patients in this trial in February 2019. The trial was performed to assess the pharmacokinetics (PK) of three dose levels of DM199 (3, 5 and 8 µg/kg), administered in a single subcutaneous dose, as well as the evaluation of safety, tolerability and secondary pharmacodynamic (PD) endpoints. The trial results demonstrated that at the 3µg/kg dose level, the PK profiles were similar between moderate and severe CKD patients, and consistent with healthy subjects (normal kidney function) tested previously. Additionally, DM199 was well tolerated with no dose-limiting tolerability observed. There were no deaths, no discontinuations due to a treatment-related adverse event (AE) and no treatment-related significant adverse events (SAEs). AEs were minor and consistent with standard treatment(s) in the CKD patient population. We announced favorable overall interim PD results from the first 28 subjects that included short-term improvements in NO, average increase of 35.2%, PGE2, average increase of 41.2%, eGFR, average increase of 4.08 mL/min/1732, and the urinary albumin to creatinine ratio (UACR) excluding subjects with normal UACR levels at baseline, average decrease of 18.7%. PD results appeared to be drug related in that the greatest improvements occurred approximately 24 hours after DM199 administration and subsequently declined.

Potential DM199 Commercial Advantages

Several researchers have studied the structural and functional properties of KLK1. This deep body of knowledge has revealed the potential clinical benefits of KLK1 treatments. Today, forms of KLK1 derived from human urine and porcine pancreas are sold in Japan, China and Korea to treat AIS, CKD, retinopathy, hypertension and related diseases. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor any recombinant version in development besides our drug candidate DM199 (recombinant human KLK1). We believe at least five companies have attempted, unsuccessfully, to create a recombinant version of KLK1.

The growing understanding of the role of KLK1 in human health and its use in Asia as an approved therapeutic highlight two important potential commercial advantages for DM199:

●

KLK1 treatment is sold in Japan, China and Korea. Research has shown that patients with low levels of KLK1 are associated with a variety of diseases related to vascular dysfunction, such as AIS, CKD, retinopathy and hypertension. Clinical trial data with human urine and porcine derived KLK1 has demonstrated statistically significant clinical benefits in treating a variety of patients with KLK1 compared to placebo. These efficacy results are further substantiated by established markets in Japan, China and Korea for pharmaceutical sales of KLK1 derived from human urine and porcine pancreas. We estimate that millions of patients have been treated with these forms of KLK1 in Asia. Altogether, we believe this supports a strong market opportunity for a recombinant version of KLK1 such as DM199.

●

KLK1 treatment has had limited side effects and has been well tolerated in studies to date. KLK1 is naturally produced by the human body; and, therefore, the body’s own control mechanisms act to limit potential side effects. The side effect observed to limit patient tolerability in our clinical trials was orthostatic hypotension, or a sudden drop in blood pressure, which has been primarily seen at doses 10 to 20 times higher than our anticipated therapeutic dose levels. Moreover, routine clinical use of KLK1 treatment in Asia we understand has been well-tolerated by patients for several decades. In 2017, we completed a clinical trial comparing the pharmacokinetic profile of DM199 to the human urinary form of KLK1 (Kailikang), which showed DM199, when administered in intravenous form, had a similar pharmacokinetic profile. Further, when DM199 was administered subcutaneously, DM199 demonstrated a longer acting pharmacokinetic profile, superior to the intravenously administered Kailikang and DM199.

In addition, we believe that there are also significant formulation, manufacturing, regulatory and other advantages for recombinant human KLK1 drug candidate DM199:

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

●

Phase 1 Clinical Studies. Phase 1 clinical studies are generally conducted with healthy volunteers who are not taking other medicines; patients with the illness that the drug is intended to treat are not tested at this stage. Ultimately, Phase 1 studies demonstrate how an experimental drug affects the body of a healthy individual. Phase 1 consists of a series of small studies consisting of tens of volunteers. Tests are done on each volunteer throughout the study to see how the person’s body processes, responds to, and is affected by the drug. Low doses and high doses of the drug are usually studied, resulting in the determination of the safe dosage range in volunteers by the end of Phase 1. This information will determine whether the drug proceeds to Phase 2.

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

Any FDA approved pharmaceutical products are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA guidance documents, and promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet or social media. Failure to comply with FDA requirements is likely to have negative consequences, including adverse publicity, warning or enforcement letters from the FDA or the Federal Trade Commission (“FTC”), mandated corrective advertising or communications with doctors, product seizures or recalls and state or federal civil or criminal prosecution, injunctions and penalties.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of clinical quantities of DM199 nor do we have plans to develop our own manufacturing operations in the foreseeable future. We rely on Catalent Pharma Solutions, LLC (Catalent), a contract manufacturing organization (CMO) with proven GMP experience in the manufacturing of recombinant proteins for clinical trials, for all of our required raw materials and active pharmaceutical ingredients for our clinical trials. We have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. We currently employ internal resources and third-party consultants to manage our manufacturing relationship with Catalent.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for our initial product candidate, DM199, or any future product candidates. We currently expect to partner with a large pharmaceutical company for sales execution. However, our future commercial strategy may include the use of distributors, a contract sales force or the establishment of our own commercial and specialty sales force, as well as similar strategies for regions and territories outside the United States.

Intellectual Property

We view patents and other means of intellectual property protection, including trade secrets, as an important component of our core business. We focus on translating our innovations into intangible property protecting our proprietary technology from infringement by competitors. To that end, patents are reviewed frequently and continue to be sought in relation to those components or concepts of our preclinical and clinical products to provide protection. Our strategy, where possible, is to file patent applications to protect our product candidates, as well as methods of manufacturing, administering and using a product candidate. Prior art searches of both patent and scientific databases are performed to evaluate novelty, inventiveness and freedom-to-operate. We require all employees, consultants and parties to a collaborative research agreement to execute confidentiality agreements upon the commencement of employment, consulting relationships or a collaboration with us. These agreements require that all confidential information developed or made known during the course of the engagement with us is to be kept confidential. We also maintain agreements with our scientific staff and all parties contracted in a scientific capacity affirming that all inventions resulting from work performed for us, using our property or relating to our business and conceived or completed during the period covered by the agreement are the exclusive property of DiaMedica.

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

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. PTO. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

The term of a U.S. patent may also be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, to account for at least some of the time the drug is under development and regulatory review after the patent is granted. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA-approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or 14 years from the date of the FDA approval of the drug. Some foreign jurisdictions, including Europe and Japan, also have patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extension on patents covering those products, their methods of use, and/or methods of manufacture.

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. Companies typically rely on trade secrets to protect aspects of their business that are not amenable to, or that they do not consider appropriate for, patent protection. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Employees

As of December 31, 2021, we had 15 employees, 14 of which were full-time employees. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Information About Our Executive Officers

The following table sets forth information as of March 10, 2022 regarding each of our current executive officers:

Name	Age	Positions
Rick Pauls	50	President and Chief Executive Officer, Director
Scott Kellen	56	Chief Financial Officer and Secretary
Kirsten Gruis, M.D.	49	Chief Medical Officer
Harry Alcorn, Pharm.D.	65	Senior Vice President, Clinical Operations
Dominic Cundari	71	Chief Commercial Officer

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

Scott Kellen joined DiaMedica as our Vice President of Finance in January 2018 and was appointed our Chief Financial Officer and Secretary in April 2018. Prior to joining DiaMedica, Mr. Kellen served as Vice President and Chief Financial Officer of Panbela Therapeutics, Inc., formerly known as Sun BioPharma, Inc., a publicly traded clinical stage drug development company, from October 2015 until April 2018. From February 2010 to September 2015, Mr. Kellen served as Chief Financial Officer and Secretary of Kips Bay Medical, Inc., a publicly traded medical device company, and became Chief Operating Officer of Kips Bay in March 2012. From November 2007 to May 2009, Mr. Kellen served as Finance Director of Transoma Medical, Inc. From 2005 to October 2007, Mr. Kellen served as Corporate Controller of ev3 Inc. From March 2003 to April 2005, Mr. Kellen served as Senior Manager, Audit and Advisory Services of Deloitte & Touche, LLP. Altogether, Mr. Kellen has spent more than 25 years in the life sciences industry, focusing on publicly traded early stage and growth companies. Mr. Kellen has a Bachelor of Science degree in Business Administration from the University of South Dakota and is a Certified Public Accountant (inactive).

Kirsten Gruis, M.D. was appointed our Chief Medical Officer effective as of January 3, 2022. Prior to joining DiaMedica, Dr. Gruis served as an independent clinical development consultant for several biotech companies. Prior to these consulting engagements, from March 2020 to January 2021, Dr. Gruis served as Chief Medical Officer for Edgewise Therapeutics, Inc., a clinical-stage biopharmaceutical company that is developing orally bioavailable, small molecule therapies for musculoskeletal diseases. Prior to Edgewise, Dr. Gruis served as Franchise Head, Neuromuscular at F. Hoffmann-La Roche AG, commonly known as Roche, a Swiss multinational healthcare company, from November 2018 to December 2019, and as Chief Medical Officer of Agilis Biotherapeutics, Inc., a biotechnology company, from April 2017 to August 2018. Prior to Agilis, Dr. Gruis served in various clinical development positions with the following biopharmaceutical companies: Wave Life Sciences Ltd., Idera Pharmaceutics, Inc., Alynylam Pharmaceuticals Inc. and Pfizer Inc. Prior Pfizer, Dr. Gruis was Associate Professor at SUNY Upstate from March 2012 to July 2013 and prior to that position was an Assistant/Associate Professor at the University of Michigan where she was practicing neurologist and neuromuscular specialist. Dr. Gruis earned her Medical Doctorate from the University of Iowa College of Medicine, has a Master of Science in Clinical Trial Design and Statistical Analysis from the University of Michigan, School of Public Health, and earned her Bachelor of Science in Microbiology from Iowa State University.

Dominic Cundari was appointed our Chief Commercial Officer effective as of February 1, 2022. Mr. Cundari has over 30 years of pharmaceutical experience in various commercial roles in high growth markets. Prior to joining DiaMedica, Mr. Cundari served as an independent commercial strategy and development consultant for Genentech, a global biotechnology company, since February 2009. From January 1988 to January 2009, Mr. Cundari held a variety of sales and marketing management positions across multiple medical specialties at Genentech. As Senior Director for the Vascular Franchise, Mr. Cundari was responsible for shaping commercial strategies, leading product launches in cardiology, pulmonary and neurology specialties and establishing strategic partnerships with telemedicine companies. Mr. Cundari holds both a Master of Science and Bachelor of Arts in Psychology from Villanova University.

Harry Alcorn Jr. Pharm.D. was appointed Senior Vice President of Clinical Operations in August 2018 and served as our Chief Medical Officer until Dr. Gruis joined us in January 2022. Prior to joining DiaMedica, Dr. Alcorn served as Chief Scientific Officer at DaVita Clinical Research (DCR), a company that provides clinical research services for Pharmaceutical and Biotech companies, from October 1997 to June 2018. While at DCR, Dr. Alcorn was responsible for clinical research operations, including the formation and management of the early clinical and late phase research services. Dr. Alcorn also founded the U.S. Renal Network, the first network of Phase 1 renal research sites in the United States. Dr. Alcorn developed DCR’s site management organization for clinical trials. Dr. Alcorn also served as an Executive Director, a Pharmacist and an Investigator at DCR. During this time, from January 2013 to December 2014, he also served on the Board of Directors for the Association of Clinical Pharmacology Units, an association of Phase 1 clinical trial sites. Dr. Alcorn has over 30 years of clinical research experience working with biotech and pharmaceutical companies, both public and private, in conducting research in renal, hepatic and cardiovascular disease. Dr. Alcorn has written and consulted on the development of several protocols and has served as Principal Investigator or Sub Investigator in numerous studies and, for several of these studies, presented study design and results to the FDA. Currently he holds clinical faculty appointments with the University of Minnesota, Creighton University, University of Nebraska Medical Center, Virginia Commonwealth and the University of Colorado, Denver. Dr. Alcorn graduated from Creighton University with a Bachelor of Pharmacy and went on to earn his Doctor of Pharmacy degree from University of Nebraska Medical Center.

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

Risk Factors Summary

This summary is not complete and should be read in conjunction with the risk factors that follow.

Risks Related to Our DM199 Product Candidate and Clinical Trials

●	Our prospects depend on the clinical success and commercial potential of DM199, which is in the clinical stage of development.
●

We are required to conduct clinical trials and if these trials fail to demonstrate the safety and efficacy of DM199, or any future product candidate, we will not obtain the approvals required to market and commercialize the product.

●

The COVID-19 pandemic has resulted in delays in clinical trial site activations and patient enrollments and hospital and medical facility staffing shortages, which will likely continue to adversely affect our clinical trials during 2022.

●

The adaptive design of our ReMEDy2 trial could result in the trial being required to enroll more patients than anticipated increasing the time and costs to complete the trial, which may require additional funding that may not be available to us on acceptable terms, or at all.

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

●

Any product candidate for which we, or any future partner or collaborator, obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with the product candidate.

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
●

We, or any future partner, will likely face competition from other biotechnology and pharmaceutical companies, many of which have substantially greater resources and our DM199 product candidate may face competition sooner than expected.

Risks Related to Intellectual Property

●	We may be unable to adequately protect our technology and enforce our intellectual property rights.
●

We, or a future partner, may require additional third-party licenses to effectively develop, manufacture and commercialize DM199 or any future product candidate, and such license might not be available on commercially-acceptable terms, or at all.

●	Changes in patent law and its interpretation could diminish the value of our patents.
●	Intellectual property litigation may be expensive, time consuming and cause delays in the development, manufacturing and commercialization of DM199 or any future product candidate.
●

We could lose important intellectual property rights that we currently license from a third party if we fail to comply with our obligations under the license agreement or otherwise experience disruptions to our relationship with this third party.

Risks Related to Our Financial Position and Need for Additional Capital

●	We have incurred and expect to continue to incur substantial losses and may never become profitable.
●

Since we have no revenue from product sales and do not expect any revenue from product sales for at least three or four years, we will need additional funding to continue our R&D activities and other operations, which may not be available to us on acceptable terms, or at all.

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
●

We may be classified as a “passive foreign investment company” in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders and adversely affect the level of interest in our common shares by U.S. investors.

Risks Related to Our DM199 Product Candidate

Our prospects depend on the clinical and commercial success of our DM199 product candidate which is in the clinical stage of development.

We are highly dependent on the success of DM199 and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate. To date, we have expended significant time, resources and effort on the development of DM199, including conducting preclinical and clinical trials, for the treatment of AIS and CKD. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by ourselves and any potential partner or collaborator to continue to conduct the clinical trials for DM199 will be required to obtain required regulatory approvals and successfully commercialize this product candidate. Although we intend to study the use of DM199 to treat multiple diseases, we have no other product candidates in our current clinical development pipeline, with the exception of our new product candidate, DM300, which is in the early, pre-clinical stage of development and is intended to treat other inflammatory diseases. Our ability to generate revenue from product sales and to achieve commercial success with DM199 will depend almost entirely on our ability to demonstrate sufficient safety and efficacy to obtain regulatory approval for DM199. We may fail to complete required clinical trials successfully, obtain regulatory approvals, or commercialize DM199. Competitors may develop alternative products and methodologies to treat the diseases or indications that we are pursuing, thus reducing or eliminating the anticipated competitive advantages of DM199. We do not know whether any of our product development efforts will prove to be effective, meet applicable regulatory standards required to obtain the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be successfully marketed. DM199 is not expected to be commercially viable for at least three or four years. In addition, although no significant adverse events have occurred to date in our clinical trials, it is possible that DM199 may be observed to cause undesirable side effects. Results of early preclinical and clinical research may not be indicative of the results that will be obtained in later stages of clinical research. If regulatory authorities do not approve DM199 for the treatment of AIS and/or CKD or any other indications, or if we fail to maintain regulatory compliance, we would be unable to commercialize DM199 and our business and results of operations would be harmed. If we do succeed in developing viable products from DM199, we will face many potential future obstacles, such as the need to develop or obtain manufacturing, sales and marketing and distribution capabilities.

The clinical success and commercial potential of our DM199 product candidate will depend on a number of factors, many of which are beyond our control.

The clinical success and commercial potential of our DM199 product candidate will depend on a number of factors, many of which are beyond our control, including, among others:

●

the timely initiation, continuation and completion of our currently ongoing Phase 2 and Phase 2/3 clinical trials and future clinical trials for DM199, which will depend substantially upon requirements for such trials imposed by the FDA and other regulatory agencies and bodies;

●	our ability to demonstrate the safety and efficacy of DM199 to the satisfaction of the relevant regulatory authorities or third-party payers;
●

whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to or after approval to market our DM199 product candidate;

●	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, as well as pricing and reimbursement determinations;
●	the ability to successfully commercialize DM199, if approved by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
●

our ability and the ability of third-party manufacturers to manufacture the quantities of DM199, with quality attributes necessary to meet regulatory requirements, sufficient to meet anticipated demand and at a cost that allows us or a future partner to achieve profitability;

●	acceptance of DM199, if approved, as safe and effective by patients and the healthcare providers;
●	the achievement and maintenance of compliance with all regulatory requirements applicable to DM199 by us and our third-party manufacturers and supporting vendors;
●	the maintenance of an acceptable safety profile of DM199 following any approval;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competitive treatments;
●	our ability to provide approved product with a convenient and patient-friendly administration method;
●	our ability or the ability of a future partner to successfully enforce our intellectual property rights for DM199 and against the products of potential competitors; and
●	our ability to avoid or succeed in defending any third-party patent interference or patent infringement claims.

No assurance can be provided that we will ever be able to achieve profitability through the sale of, or royalties from, our DM199 product candidate. If we or any future partners or collaborators are not successful in obtaining approval for and commercializing DM199, or are delayed in completing those efforts, our business and operations would be substantially harmed.

Risks Related to Our Clinical Trials

If clinical trials of DM199, or any future product candidate, fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs and experience delays in completing, or may ultimately be unable to complete, the development of DM199 or any future product candidate and therefore be unable to commercialize it.

Before obtaining marketing approval from regulatory authorities for the sale of DM199 or any future product candidate, we must conduct preclinical trials and extensive clinical trials in humans to demonstrate the safety and efficacy of our product candidate. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical trials and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial may not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, including the emergence of undesirable side effects, notwithstanding promising results in earlier trials. We do not know whether the clinical trials we are currently conducting or may conduct in the future will demonstrate adequate efficacy and safety to support regulatory approval to market DM199 or any future product candidate in any jurisdiction. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. In addition, the patient populations in our clinical trials for DM199 often have co-morbidities that may cause severe illness or death, which may be attributed to DM199 in a manner that negatively affects the safety profile of our DM199 product candidate. If the results of our ongoing or future clinical trials for DM199 are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or adverse events that emerge during clinical trials, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales of DM199 may be limited.

If we have difficulty engaging clinical trial sites for, or enrolling patients in, our clinical trials or experience other delays in clinical testing, we will be delayed in commercializing DM199 or any future product candidate, and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we or a future partner may have the exclusive right to commercialize DM199 or any future product candidate or allow our competitors to bring products to market before us, which would impair the ability to successfully commercialize DM199 or any future product candidate and may harm our financial condition, results of operations and prospects. The commencement and completion of clinical trials for DM199 or any future product candidate may be delayed for a number of reasons, including among others:

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

●	any changes to our manufacturing process that may be necessary or desired which affect our ability to produce adequate or timely clinical drug supply;
●	delays or failure to obtain clinical drug supply from contract manufacturers of our product candidate necessary to conduct clinical trials;
●	the product candidate demonstrating a lack of safety or efficacy during clinical trials;
●	patients failing to enroll or complete clinical trials at the rates and within the timelines we expect due to dissatisfaction with the treatment, side effects, or other reasons;
●

clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

●

inspections of clinical trial sites by regulatory authorities, Institutional Review Boards (IRBs) or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire trial; or

●

public health crises, epidemics and pandemics, such as the COVID-19 pandemic, which adversely impact and may continue to adversely impact our ability to engage clinical trial sites, recruit or enroll subjects for our clinical trials and obtain the requisite staffing for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend trial protocols or alter our manufacturing processes to reflect these changes. Amendments may require us to resubmit our trial protocols to regulatory authorities or IRBs or ethics committees for re-examination, which may impact the cost, timing or successful completion of any current or future trial. Delays or increase product development costs, any of which may have a material adverse effect on our business, financial condition, and prospects.

The COVID-19 pandemic has resulted in delays in clinical trial site activations and patient enrollments and hospital and medical facility staffing shortages which will likely continue during 2022 and continue to adversely affect our clinical trials.

The COVID-19 pandemic, especially in light of the Delta and Omicron, is having a severe effect on the clinical trials of many drug candidates. Some trials have been merely delayed, while others have been cancelled. We have experienced slower than expected site activations and enrollments in our clinical trials due to the reduction or suspension of activities at our clinical trial sites, staffing shortages and patient concerns related to visiting clinical trial sites. We anticipate that the COVID-19 pandemic, and variants of COVID-19, will likely continue to adversely affect our ability to recruit or enroll subjects and initiate new clinical trial sites, and we cannot provide any assurance as to when these issues will resolve.

The extent to which the COVID-19 pandemic may impact our ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants, the duration and severity of each variant and the overall the pandemic, and the effectiveness of actions to contain, treat and prevent COVID-19, including the availability, effectiveness and acceptance of vaccines and vaccine booster shots. The resurgence of the COVID-19 pandemic caused by the Delta and Omicron variants, or the emergence of any new variants in the future, could cause us to experience continued and/or additional disruptions that could severely impact our business and clinical trials, including:

●	continued or additional delays or difficulties in enrolling or retaining participants in our clinical trials;
●

delays or difficulties in the identification and initiation of a sufficient number of investigators and clinical sites to recruit sufficient participants at an acceptable rate due to pandemic related restrictions or inadequate clinical site staff;

●

changes in local regulations as part of a response to the pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or require us to discontinue the clinical trials altogether;

●	inability or unwillingness of participants to comply with clinical trial protocols;
●

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and trial procedures, the occurrence of which could affect the integrity of clinical trial data;

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
●

delays in necessary interactions with local regulatory authorities, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of employees; and

●

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families, required quarantines or the desire of employees to avoid contact with large groups of people.

As a result, the expected timeline for our ReMEDy2 trial and the full data readout of our REDUX trial has been and may continue to be negatively impacted, which has also adversely affected the timing of certain regulatory filings and our ability to initiate required follow-on trials, obtain regulatory approval for and to commercialize our DM199 product candidate.

The adaptive design of our ReMEDy2 trial could result in the trial being required to enroll more patients than anticipated increasing the time and costs to complete the trial, which may result in a need additional funding that may not be available to us on favorable terms or at all.

Our ReMEDy2 trial is currently targeted to enroll approximately 350 patients at 75 sites in the United States. However, with the trial’s adaptive design, it is possible that the number of patients required to complete the trial may increase significantly. If we are required enroll more patients than currently anticipated, it will increase the time and costs to complete the trial, which may result in a need for additional funding that may not be available to us on acceptable terms, or at all.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices (cGCP) requirements, or analogous requirements of applicable foreign regulatory authorities. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs or ethics committees at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMP. Clinical trials may be suspended by us or by the FDA, other foreign regulatory authorities, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or trial protocols;
●	deficiencies in the clinical trial operations or trial sites;
●	unforeseen adverse side effects or the emergence of undue risks to trial subjects;
●	deficiencies in the trial design necessary to demonstrate efficacy;
●	the product candidate may not appear to offer benefits over current therapies; or
●	the quality or stability of the product candidate may fall below acceptable standards.

The design and implementation of clinical trials is a complex process. As a Company, we have limited experience designing and implementing clinical trials. We may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the trial results or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third party payers. Additionally, a trial that is not well-designed could be delayed and more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding.

We have conducted and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA may not accept data from such trials.

We have conducted and may in the future conduct clinical trials for our product candidates outside the United States. Clinical trial conducted outside the United States must be conducted in accordance with cGCP requirements, and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such an inspection necessary. If the FDA does not accept data from clinical trials we conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan, including the development and commercial launch of our DM199 product candidate for the treatment of AIS. In addition, the conduct of clinical trials outside the United States also exposes us to additional risks, including risks associated with the following:

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

Risks Related to Governmental and Regulatory Compliance and Approvals

We may not be able to obtain FDA acceptance of INDs to commence future clinical trials in the United States or on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner.

Prior to commencing additional clinical trials in the United States for DM199 or any future product candidate, we will be required to have an accepted IND for each product candidate and for each targeted indication. In April 2021, we filed, and in May 2021, the FDA accepted, an IND for the Phase 2/3 ReMEDy2 trial in patients with AIS. A submission of an IND may not necessarily result in the FDA allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. Failure to submit or obtain acceptance of INDs may cause the development of DM199 or any future product candidate to be delayed or terminated, which could materially and adversely affect our business and prospects.

Even if we complete the necessary preclinical trials and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us or any future partner or collaborator from obtaining approvals for the commercialization of DM199 or any future product candidate.

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

We have received Fast Track Designation for DM199 for the treatment of AIS, and we may seek such designation for other uses of DM199 or future product candidates. Fast Track Designation may not actually lead to a faster FDA review and approval process, and there is no guarantee we will be able to maintain such designation.

In September 2021, we received Fast Track Designation from the FDA for DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. Additionally, in the future, we may seek Fast Track Designation for other uses of DM199 or future product candidates, though we cannot guarantee the FDA will grant such designation. Fast Track is a process intended to facilitate the development and expedite the review of investigational drugs for the treatment of serious or life-threatening conditions where there is an unmet medical need. Drugs that receive Fast Track Designation may be eligible for more frequent communications and meetings with FDA to review the drug’s development plan, including the design of the proposed clinical trials, use of biomarkers and the extent of data needed for approval. Drugs with Fast Track Designation may also qualify for accelerated and priority review of new drug applications if relevant criteria are met. However, Fast Track Designation may not actually lead to a faster review process, and a delay in the review process or in the approval of DM199 will delay revenue from potential sales and will increase the capital necessary to fund our development programs and operations. Additionally, Fast Track Designation is within the discretion of the FDA and may be withdrawn if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Any product candidate for which we or any future partner or collaborator obtains marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with the product candidate, when and if it is approved.

The FDA and other federal and state agencies, including the U.S. Department of Justice (DOJ), closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws, as well as state consumer protection laws.

Our failure to comply with all regulatory requirements, or the later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

●	litigation involving patients using our products;
●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;

●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any then current or potential partners;
●	unfavorable press coverage and damage to our or any future partner’s reputation;
●	refusal to permit the import or export of our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future partner or collaborator with regulatory requirements regarding ongoing safety monitoring, or pharmacovigilance, and with requirements related to the development of products, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Current and future legislation may increase the difficulty and cost for us and any future partner or collaborator to obtain marketing approval of and commercialize DM199 or any future product candidate and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of DM199 or any future product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell DM199 or any future product candidate for which we obtain marketing approval.

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

The 117th United States Congress has closely monitored drug pricing and healthcare spending in the United States. Many members of Congress have prioritized policies targeting reducing drug prices and healthcare spending and are committed to lowering spending in federal government programs. Pending legislation, such as the Prescription Drug Pricing Reduction Act and the Elijah E. Cummings Lower Drug Costs Now Act, could significantly change healthcare spending. Additionally, the current U.S. presidential administration has prioritized reducing drug pricing and price transparency in the healthcare industry. On July 9, 2021, an Executive Order was signed directing federal agencies to develop and implement policies to lower drug prices. The implementation of cost containment measures or other healthcare reforms may prevent us or a future partner from being able to generate sufficient revenue, attain profitability or even commercialize at all DM199 or any future product candidate.

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

Completion of our clinical trials and commercialization of our DM199 product candidate and any future product candidate require access to, or development of, facilities to manufacture our product candidates at sufficient yields and, ultimately, at commercial scale. Clinical and commercial drug product must be produced under applicable cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We rely on CMOs to manufacture DM199. We rely on CMOs for manufacturing, filling, labeling, packaging, storing and shipping DM199 in compliance applicable cGMP regulations. The FDA ensures the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations.

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

There can be no assurances that our current CMOs or any future CMOs will be able to meet our timetable and requirements for our DM199 product candidate or any future product candidate. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms or in a timely manner, we may be delayed in the development of DM199 or any future product candidate. Further, CMOs failing to operate in compliance with cGMP regulations could result in, among other things, the disruption of product supplies. Our dependence upon our current CMOs and any future CMOs for the manufacture of our product candidates may adversely affect our ability to develop our product candidates in a timely and competitive basis and, if we or a future partner are able to commercialize our product candidates, may adversely affect our revenues from product sales and significantly harm our business.

We rely and will continue to rely on third parties to plan, conduct and monitor our preclinical and clinical trials, and their failure to perform as required could cause delays in completing our product development and substantial harm to our business.

We rely and will continue to rely on third parties to conduct a significant portion of our preclinical and clinical development activities. Preclinical activities include in vivo studies in specific disease models, pharmacology and toxicology studies and assay development. Clinical development activities include trial design, regulatory submissions, clinical patient recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. If there is any dispute or disruption in our relationship with third parties, or if they are unable to provide quality services in a timely manner and at a feasible cost, our development programs may face delays. Further, if any of these third parties fail to perform as we expect or if their work fails to meet regulatory requirements, our clinical testing could be delayed, cancelled or rendered ineffective. This happened to us in the past and resulted in us commencing litigation against Pharmaceutical Research Associates Group B.V. (PRA Netherlands) as a result of its handling of a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus, as described later in this report, and could happen again.

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

If our collaborations do not result in the successful development of DM199 or any future product candidate, development could be delayed and we may need additional resources to develop DMI99 or any future product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our future collaborators.

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

If we fail to obtain coverage and adequate reimbursement for DM199 or any future product candidate, its revenue-generating ability will be diminished and there is no assurance that the anticipated market for the product will develop or be sustained.

Our or a future partner’s ability to successfully commercialize DM199 or any future product candidate will depend, in part, on the extent to which coverage of and adequate reimbursement for such product and related treatments will be available from governmental health payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. No assurance can be given that third-party coverage or adequate reimbursement will be available that will allow us or a future partner to obtain or maintain price levels sufficient for the realization of an appropriate return on our investment in product development. Coverage and adequate reimbursement is critical to new product acceptance by healthcare providers. There is no uniform coverage and reimbursement policy among third-party payers in the United States; however, private third-party payers may follow Medicare coverage and reimbursement policy in setting their own coverage policy and reimbursement rates. Additionally, coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Even if coverage is obtained for DM199 or any future product candidate, the related reimbursement rates might not be adequate to make the product attractive to providers, or may require patient cost sharing (e.g., copayments/deductibles) that patients find unacceptably high. In addition, healthcare reform and controls on healthcare spending may limit coverage of the product and the price we charge and get paid for the product and the volumes thereof that we can sell. Patients are unlikely to use DM199 or any future product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of its cost.

Outside of the United States, the successful commercialization of DM199 or any future product candidate will depend largely on obtaining and maintaining government coverage, because in many countries, patients are unlikely to use prescription drugs that are not covered by their government healthcare programs. Negotiating coverage and reimbursement with governmental authorities can delay commercialization by 12 months or more. Coverage and reimbursement policies may adversely affect our or a future partner’s ability to sell DM199 or any future product candidate on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and we expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase.

We or a future partner face competition from other biotechnology and pharmaceutical companies and our financial condition and operations will suffer if we fail to compete effectively.

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

Risks Related to Intellectual Property

If we are unable to adequately protect our technology and enforce our intellectual property rights, our competitors may take advantage of our development efforts or acquired technology and compromise our prospects of marketing and selling DM199 or any future product candidate.

We believe that patents and other proprietary rights are key to our business. Our policy is to file patent applications to protect technology, inventions and improvements that may be important to the development of DM199 or any future product candidate. We also rely upon trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position. We plan to enforce our issued patents and our rights to proprietary information and technology. We review third-party patents and patent applications, both to refine our own patent strategy and to monitor the landscape related to our technology.

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

We or a future partner may require additional third-party licenses to effectively develop, manufacture and commercialize DM199 or any future product candidate and are currently unable to predict the availability or cost of such licenses.

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

Changes in patent law and its interpretation could diminish the value of patents in general, thereby impairing our ability to protect DM199 or any future product candidate.

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

Litigation regarding patents, patent applications, and other proprietary rights is generally expensive, time consuming and may cause delays in the development, manufacturing and commercialization of DM199 or any future product candidate.

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

Because we rely on third parties to develop our DM199 product candidate, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, employment or consulting agreements or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements typically restrict the ability of our collaborators, advisors, employees, and consultants to publish data potentially relating to our trade secrets. In the future, we may also conduct joint R&D programs which may require us to share trade secrets under the terms of R&D collaboration or similar agreements. We cannot be certain that our current or any future agreements have been or will be entered into with all relevant parties. Moreover, despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. Trade secrets can be difficult to protect. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secrets. A competitor’s discovery of our trade secrets may impair our competitive position and could have a material adverse effect on our business and financial condition.

Patent terms may be inadequate to protect the competitive position of DM199 or any future product candidate for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Certain extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred substantial losses since our inception and expect to continue to incur substantial losses for at least three or four years and may never become profitable.

We are a clinical stage biopharmaceutical company focused on the development of our DM199 product candidate. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and do not expect to generate any revenue from the sale of products for at least three or four years. We have incurred significant R&D and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2021 and 2020, we incurred a net loss of $13.6 million and $12.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $82.5 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. We expect to continue to incur substantial operating losses as we continue our R&D activities, planned clinical trials, regulatory activities and otherwise develop DM199 or any future product candidate to a point where it receives required regulatory approvals and may be commercially sold and we begin to recognize future product sales, or receive royalty payments, licensing fees and/or milestone payments sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as we continue the research, development and clinical trials of, and seek regulatory approval for DM199 or any future product candidate. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Our failure to become and remain profitable may depress the market price of our common shares and could impair our ability to raise capital, continue to develop DM199 or any future product candidate, expand our business and product offerings or continue our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Since we currently have no revenue from product sales and do not expect any revenue from product sales for at least three or four years, we will need additional funding to continue our R&D activities and other operations, which may not be available to us on acceptable terms, or at all.

We expect we will need substantial additional capital to further our R&D activities, planned clinical trials and regulatory activities and to otherwise develop our DM199 product candidate to a point where it may be commercially sold. We expect our current cash resources of $45.1 million in cash, cash equivalents and marketable securities as of December 31, 2021 to be sufficient to allow us to complete patient follow-up in our REDUX Phase 2 trial in patients with CKD, to continue our Phase 2/3 trial in patients with AIS and to otherwise fund our planned operations for at least the next twelve months from the date of issuance of the financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including, among others:

●	the rate of progress in the development of and the conduct of clinical trials with respect to DM199 or any future product candidates;
●	the timing and results of our ongoing development efforts, including in particular our current Phase 2 and Phase 2/3 clinical trials;
●	the costs of our development efforts, including the conduct of clinical trials with respect to DM199 or any future product candidates;
●	the costs associated with identifying additional product candidates and the potential expansion of our current development programs or potential new development programs;
●	the costs necessary to obtain regulatory approvals for DM199 or any future product candidates;

●	the costs of developing and validating manufacturing processes for DM199 or any future product candidates;
●	the costs associated with being a U.S. public reporting company with shares listed on The Nasdaq Capital Market;
●	the costs we incur in the filing, prosecution, maintenance and defense of our intellectual property; and
●	the costs related to general and administrative support.

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

Although we have previously been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. It is possible that financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the results of our clinical trials and other scientific and clinical research; our ability to obtain regulatory approvals; market acceptance of DM199 or any future product candidates; the state of the capital markets generally with particular reference to pharmaceutical, biotechnology, and medical companies, and which could be affected by various events outside our control, including without limitation geopolitical events, such as the current conflict between Russia and Ukraine; the status of strategic alliance agreements; and other relevant commercial considerations. If adequate funding is not available, we may be required to implement cost reduction strategies; delay, reduce or eliminate one or more of our product development programs; relinquish significant rights to DM199 or any future product candidates or obtain funds on less favorable terms than we would otherwise accept; and/or divest assets or cease operations through a merger, sale or liquidation of our company.

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

As we advance our DM199 product candidate through preclinical testing and clinical trials, or develop any future product candidates, we will need to increase our product development, scientific, clinical, regulatory and compliance and administrative headcount to manage these programs. In furtherance of these efforts, we recently hired a new Chief Medical Officer and Chief Commercial Officer. In addition, to continue to meet our obligations as a U.S. public reporting company, we will likely need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees with the expertise and experience we will require;
●	manage our clinical programs effectively, which have been and will continue to be conducted at numerous clinical sites;
●	develop a marketing, distribution and sales infrastructure if we seek to market our products directly; and
●	continue to improve our operational, manufacturing, quality assurance, financial and management controls, reporting systems and procedures.

If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

Risks Related to Our Common Shares

Our common share price has been volatile and may continue to be volatile.

Our common shares trade on The Nasdaq Capital Market under the trading symbol “DMAC.” During 2021, the sale price of our common shares ranged from $3.00 to $10.88 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy or in the financial markets, industry related developments and the impact of material events and changes in our operations, such as our clinical results, operating results and financial condition. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

We do not have a history of a very active trading market for our common shares.

During 2021, the daily trading volume of our common shares ranged from 25,600 shares to 4.8 million shares. Although we anticipate a more active trading market for our common shares in the future, we can give no assurance that a more active trading market will develop or be sustained. If we do not have an active trading market for our common shares, it may be difficult for you to sell our common shares at a favorable price or at all.

We may issue additional common shares resulting in share ownership dilution.

Future dilution will likely occur due to anticipated future equity issuances by us. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. In addition, as of December 31, 2021, we had outstanding warrants to purchase 265,000 common shares, options to purchase 1,896,600 common shares, deferred stock units representing 67,659 common shares and 1,507,651 common shares reserved for future issuance in connection with future grants under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan. If these or any future outstanding warrants, options or deferred stock units are exercised or otherwise converted into our common shares, our shareholders will experience additional dilution.

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

General Rule. For any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the value of our assets (where the value of our total assets is determined based upon the market value of our common shares at the end of each quarter) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company (PFIC) for U.S. federal income tax purposes. The percentage of a corporation’s assets that produce or are held for the production of passive income generally is determined based upon the average ratio of passive assets to total assets calculated at the end of each measuring period. Calculation of the value of assets at the end of each measuring period is generally made at the end of each of the four quarters that make up the company’s taxable year, unless an election is made to use an alternative measuring period (such as a week or month). The “weighted average” of those periodic values is then used to determine the value of assets for the passive asset test for the taxable year. In proposed regulations section 1.1297-1(d)(2), a limited exception to the passive asset test valuation rules is provided for the treatment of working capital in order to take into account the short-term cash needs of operating companies. This new rule provides that an amount of cash held in a non-interest bearing account that is held for the present needs of an active trade or business and is no greater than the amount reasonably expected to cover 90 days of operating expenses incurred in the ordinary course of the trade or business of the foreign corporation (for example, accounts payable for ordinary operating expenses or employee compensation) is not treated as a passive asset. The Treasury Department and the IRS indicated that they continue to study the appropriate treatment of working capital for purposes of the passive asset test.

PFIC Status Determination. The tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income. Based on these tests (i) we believe that we were a PFIC for the taxable year ended December 31, 2016, and (ii) we do not believe that we were a PFIC for any of the taxable years ended thereafter through December 31, 2021. Our status as a PFIC is a fact-intensive determination made for each taxable year, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2022 or for future taxable years. U.S. shareholders who own our common shares for any period during which we are a PFIC (which we believe would currently only be those shareholders that held our common shares in the taxable year ended December 31, 2016) will be required to file IRS Form 8621 for each tax year during which they hold our common shares, unless, after we are no longer a PFIC, any such shareholder makes the “purging election” discussed below.

PFIC Consequences. If we are a PFIC for any year during a non-corporate U.S. shareholder’s holding period of our common shares, and the U.S. shareholder does not make a Qualified Electing Fund election (QEF Election) or a “mark-to-market” election, both as described below, then such non-corporate U.S. shareholder generally will be required to treat any gain realized upon a disposition of our common shares, or any so-called “excess distribution” received on our common shares, as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our common shares would not be available. This income generally would be allocated over a U.S. shareholder’s holding period with respect to our common shares and the amount allocated to prior years will be subject to tax at the highest tax rate in effect for that year and an interest charge would be imposed on the amount of deferred tax on the income allocated to prior taxable years. Pursuant to the specific provisions of the PFIC rules, a taxpayer may realize gain on the disposition of common shares if the securities are disposed of by a holder whose securities are attributed to the U.S. shareholder, if the securities are pledged as security for a loan, transferred by gift or death, or are subject to certain corporate distributions. Additionally, if we are a PFIC, a U.S. shareholder who acquires our common shares from a decedent would be denied normally available step-up in tax basis for our common shares to fair market value at the date of death but instead would have a tax basis equal to the lower of the fair market value of such common shares or the decedent’s tax basis in such common shares. Newly proposed regulations, that are not yet effective, address domestic partnerships and S corporations that own stock in a PFIC for which a QEF election or "mark-to-market" election could be made. Currently, only the domestic partnership or S corporation (and not the partners or S corporation shareholders) can make these elections. The proposed regulations would reverse the current rule so that only the partners or S corporation shareholders — not the partnership or S corporation — could make the elections. These proposed regulations would only apply to partnership or S corporation shareholders' tax years beginning on or after the date they are issued in final form.

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

We are a corporation governed under British Columbia’s Business Corporations Act (BCBCA). Two of our directors are residents of Canada, and all or a substantial portion of their assets, and a small portion of our assets, are located outside the United States. Consequently, it may be difficult for holders of our securities who reside in the United States to effect service within the United States upon those directors who are not residents of the United States. It may also be difficult for holders of our securities who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, and officers under the United States federal securities laws. Our shareholders and other investors should not assume that British Columbian or Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or such directors, or officers predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state or jurisdiction of the United States, or (ii) would enforce, in original actions, liabilities against us or such directors, or officers predicated upon the United States federal securities laws or any securities or “blue sky” laws of any state or jurisdiction of the United States. In addition, the protections afforded by the securities laws of British Columbia or Canada may not be available to our shareholders or other investors in the United States.

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

We have conducted R&D operations and/or clinical trials in the United States, Canada and Australia. In the future, we expect to conduct certain clinical trials, and plan to seek regulatory approval of DM199, or any future product candidates, outside of the United States. Accordingly, we are subject to risks related to operating in foreign countries including, among others:

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
●

withdrawal from, or revision to or unexpected changes in international trade policies or agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

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
●

production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, such as recent supply chain disruptions, closures and slowdowns caused by the COVID-19 pandemic;

●	potential liability resulting from development work conducted by foreign partners or collaborators;
●	transportation delays and interruptions;
●

business interruptions resulting from natural disasters or geopolitical actions, including war, such as the current conflict between Russia and Ukraine, and terrorism or systems failure, including cybersecurity breaches; and

●	compliance with evolving and expansive international data privacy laws, such as the European Union General Data Protection Regulation.

We face the risk of product liability claims, which could exceed our insurance coverage, deplete our cash resources and lead to clinical trial delays.

A risk of product liability claims, and related negative publicity, is inherent in the development of human therapeutics. We are exposed to the risk of product liability claims alleging that use of DM199 or any future product candidate caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of a product candidate and may be made directly by patients involved in clinical trials of our product candidate, by consumers or healthcare providers, or by individuals, organizations or companies selling our products, if and when approved. Product liability claims can be expensive to defend, even if the product or product candidate did not actually cause the alleged injury or harm, and could lead to clinical trial delays and could negatively impact existing or future collaborations.

Insurance covering product liability claims becomes increasingly expensive as a product candidate moves through the development pipeline to commercialization. To protect against potential product liability risks, we have $5.0 million product liability insurance coverage. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. We may choose or find it necessary under our collaboration agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources, and otherwise have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to maintain product liability insurance required by third parties, certain agreements, such as those with clinical trial sites, contract resource organizations and other supporting vendors, would be subject to termination, which could have a material adverse impact on our operations.

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

Our insurance policies are expensive and protect us only from certain business risks, which could leave us exposed to significant uninsured liabilities. Additionally, future fluctuations in insurance cost and availability could adversely affect our operating results or risk management profile.

We hold a number of insurance policies, including product liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. The costs of maintaining adequate insurance coverage, most notably directors’ and officers’ liability insurance, have increased significantly recently and may continue to do so in the future, thereby adversely affecting our operating results. If such costs continue to increase, we may be forced to accept lower coverage levels and higher deductibles, which, in the event of a claim, could require significant, unplanned expenditures of cash, which could adversely affect our business. Future potential directors and officers could view our directors’ and officers’ liability insurance coverage as limited or even inadequate. Limited directors’ and officers’ liability insurance coverage, or the perception that our directors’ and officers’ liability insurance coverage is inadequate, may make it difficult to attract and retain directors and officers, and we may lose potential independent board members and management candidates to other companies that have more extensive directors’ and officers’ liability insurance coverage. In addition, if any of our current insurance coverages should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

Increasing scrutiny and evolving expectations from regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to adapt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation and have a negative impact on the trading price of our common shares.

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

Item 3.         Legal Proceedings

In March 2013, we entered into a clinical research agreement with Pharmaceutical Research Associates Group B.V. (PRA Netherlands) to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical study site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands and generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York,. The complaint alleged, among other things, that PRA failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical studies and that PRA further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint sought to compel PRA to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. After PRA Netherlands objected to personal jurisdiction and venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. parent, PRA Health Sciences, Inc. (PRA USA and collectively with PRA Netherlands, PRA), in the United States District Court, District of Delaware. PRA again objected to the venue and personal jurisdiction. On November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit. On February 20, 2019, we filed a motion seeking to transfer the Delaware action to the United States District Court, District of Minnesota. PRA Netherlands and PRA USA filed an opposition to our motion. On September 21, 2020, the District Court judge issued a ruling denying our motion to transfer indicating that DiaMedica had not met the required standards to support a venue transfer and on November 2, 2020, a final dismissal order was issued by the District Court judge. Due to the uncertainty inherent in appealing this ruling, we have chosen to cease action in the United States and file our claims against PRA Netherlands directly in a Dutch Court. On November 13, 2020, PRA Netherlands was served with our complaint. PRA Netherlands and PRA USA filed their initial appearances with the Dutch Court on February 24, 2021, and are due to submit their defense, bringing forward all procedural and substances defenses. We have prepared a motion to move the case to the Netherlands Commercial Court (NCC), which specializes in handling international commercial disputes and provides more flexibility to accommodate the specific needs of an individual case and PRA has agreed to move to the NCC. We are currently evaluating pre-trial options prior to filing this motion. Once filed, the NCC will assign judges to this matter, and they will evaluate the adequacy of the documentation submitted in support of our claims and PRA’s response in order to determine the activities or additional information required and determine a schedule accordingly.

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

Market Information

Our common shares are listed on The Nasdaq Capital Market under the trading symbol “DMAC”.

Number of Record Holders

As of March 12, 2022, we had 37 holders of record of our common shares. This does not include persons whose common shares are in nominee or “street name” accounts through brokers or other nominees.

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

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the fourth quarter ended December 31, 2021.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the fourth quarter ended December 31, 2021.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is, as of March 1, 2022, a summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (Tax Act) generally applicable to a holder of our common shares who, for purposes of the Tax Act and at all relevant times, is neither resident in Canada nor deemed to be resident in Canada for purposes of the Tax Act and any applicable income tax treaty or convention, and who does not use or hold (and is not deemed to use or hold) common shares in the course of carrying on a business in Canada, deals at arm’s length with us, is not affiliated with us, is not a “specified shareholder” of us (within the meaning of subsection 18(5) of the Tax Act) and holds our common shares as capital property (Holder). A “specified shareholder” for these purposes generally includes a person who (either alone or together with persons with whom that person is not dealing at arm’s length for the purposes of the Tax Act) owns or has the right to acquire or control 25% or more of the common shares determined on a votes or fair market value basis. Generally, common shares will be considered to be capital property to a Holder thereof provided that the Holder does not hold common shares in the course of carrying on a business and such Holder has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

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

This summary is based upon the provisions of the Tax Act (including the regulations (Regulations) thereunder) in force as of March 1, 2022 and our understanding of the current administrative policies and assessing practices of the Canada Revenue Agency (CRA) published in writing by the CRA prior to March 1, 2022. This summary takes into account all specific proposals to amend the Tax Act (and the Regulations) publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (Tax Proposals) and assumes that the Tax Proposals will be enacted in the form proposed, although no assurance can be given that the Tax Proposals will be enacted in their current form or at all. This summary does not otherwise take into account any changes in law or in the administrative policies or assessing practices of the CRA, whether by legislative, governmental or judicial decision or action. This summary is not exhaustive of all possible Canadian federal income tax considerations and does not take into account other federal or any provincial, territorial or foreign income tax legislation or considerations, which may differ materially from those described in this summary.

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

Passive Foreign Investment Company Considerations

General Rule. In general, a corporation organized outside the United States will be treated as a PFIC in any taxable year in which either (1) at least 75% of its gross income is “passive income” or (2) at least 50% of the average value of its assets is attributable to assets that produce passive income or are held for the production of passive income. Passive income for this purpose generally includes, among other things, dividends, interest, royalties, rents, and gains from commodities transactions and from the sale or exchange of property that gives rise to passive income. Assets that produce or are held for the production of passive income include cash, even if held as working capital or raised in a public offering, marketable securities and other assets that may produce passive income. The percentage of a corporation’s assets that produce or are held for the production of passive income generally is determined based upon the average ratio of passive assets to total assets calculated at the end of each measuring period. Calculation of the value of assets at the end of each measuring period is generally made at the end of each of the four quarters that make up the company’s taxable year, unless an election is made to use an alternative measuring period (such as a week or month). The “weighted average” of those periodic values is then used to determine the value of assets for the passive asset test for the taxable year. In proposed regulations section 1.1297-1(d)(2), a limited exception to the passive asset test valuation rules is provided for the treatment of working capital in order to take into account the short-term cash needs of operating companies. This working capital rule provides that an amount of cash held in a non-interest bearing account that is held for the present needs of an active trade or business and is no greater than the amount reasonably expected to cover 90 days of operating expenses incurred in the ordinary course of the trade or business of the foreign corporation (for example, accounts payable for ordinary operating expenses or employee compensation) is not treated as a passive asset. The Treasury Department and the IRS indicated that they continue to study the appropriate treatment of working capital for purposes of the passive asset test. In determining whether a foreign corporation is a PFIC, a proportionate share of the items of gross income and assets of each corporation in which it owns, directly or indirectly, at least a 25% interest (by value) are taken into account.

PFIC Status Determination. Although the tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income, based on those tests: (i) we believe that we were a PFIC for the taxable year ended December 31, 2016, and (ii) we do not believe that we were a PFIC for any of the taxable years ended thereafter through December 31, 2021. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2022 or for subsequent taxable years. U.S. Holders who own our common shares for any period during which we are a PFIC will be required to file IRS Form 8621 for each tax year during which they hold our common shares. No opinion of legal counsel or ruling from the IRS concerning our status as a PFIC has been obtained or is currently planned to be requested. However, the determination of our PFIC status is made annually after the close of each taxable year and it is difficult to predict before such determination whether we will be a PFIC for any given taxable year. Even if we determine that we are not a PFIC after the close of a taxable year, there can be no assurance that the IRS will agree with our conclusion. No assurance can be provided regarding our PFIC status, and neither we nor our United States counsel expresses any opinion with respect to our PFIC status.

PFIC Consequences. If we are a PFIC at any time when a non-corporate U.S. Holder owns common shares, and such U.S. Holder does not make a “qualified electing fund” election (QEF election) or a “mark-to-market” election, both as described below, such U.S. Holder will generally be subject to federal tax under the excess distribution rules (described below). Under such rules, additional taxes and interest charges would apply to certain distributions by us or to gain upon dispositions of our common shares. If neither of such elections are made, the excess distribution rules apply to (1) distributions paid during a taxable year that are greater than 125% of the average annual distributions paid in the three preceding taxable years, or, if shorter, the U.S. Holder’s holding period for the common shares, and (2) any gain recognized on a sale, exchange or other disposition (which would include a pledge or transfer by gift or death) of common shares. Under the excess distribution rules, the non-corporate U.S. Holder’s tax liability will be determined by allocating such distribution or gain ratably to each day in the U.S. Holder’s holding period for the common shares. The amount allocated to the current taxable year (i.e., the year in which the distribution occurs or the gain is recognized) and any year prior to the first taxable year in which we were a PFIC during such holding period will be taxed as ordinary income earned in the current taxable year and the preferential tax rate applicable to capital gains or dividends received on our common shares would not be available. The amount allocated to other taxable years (i.e., prior years in which we were a PFIC) will be taxed at the highest marginal rate in effect (for individuals or corporations as applicable) for ordinary income in each such taxable year, and an interest charge, generally applicable to the underpayment of tax, will be added to the tax and the preferential tax rate applicable to capital gains or dividends received on our common shares would not be available. These adverse tax consequences would not apply to a pension or profit-sharing trust or other tax-exempt organization that did not borrow funds or otherwise utilize leverage in connection with its acquisition of our common shares. In addition, if a non-electing U.S. Holder who is an individual dies while owning our common shares, such U.S. Holder's successor generally would not receive a step-up in tax basis with respect to such common shares, but instead would have a tax basis equal to the lower of the fair market value of such common shares or the decedent’s tax basis in such common shares. Newly proposed regulations, that are not yet effective, address domestic partnerships and S corporations that own stock in a PFIC for which a QEF election or "mark-to-market" election could be made. Currently, only the domestic partnership or S corporation (and not the partners or S corporation shareholders) can make these elections. The proposed regulations would reverse the current rule so that only the partners or S corporation shareholders — not the partnership or S corporation — could make the elections. These proposed regulations would only apply to partnership or S corporation shareholders' tax years beginning on or after the date they are issued in final form.

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

Each U.S. person who is a shareholder of a PFIC generally must file an annual report (on IRS Form 8621) with the IRS containing certain information, and the failure to file such report could result in the imposition of penalties on such U.S. person and in the extension of the statute of limitations with respect to federal income tax returns filed by such U.S. person. Should we be classified as a PFIC during a U.S. Holder’s holding period for our common shares, each such U.S. Holder should consult their own tax advisors with respect to the possibility of making these elections and the U.S. federal income tax consequences of the acquisition, ownership and disposition of our common shares. In addition, the possibility of us being classified as a PFIC may deter certain U.S. investors from purchasing our common shares, which could have an adverse impact on the market price of our common shares and our ability to raise additional financing by selling equity securities, including our common shares.

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

Item 6.         [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and subsidiaries for the years ended December 31, 2021 and 2020.

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

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. DiaMedica’s lead candidate DM199 is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be studied in patients, an established therapeutic modality for the treatment of acute ischemic stroke and chronic kidney disease. Our goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CKD.

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

Our product development pipeline is as follows:

Current Clinical Trials

AIS Phase 2/3 ReMEDy2 Trial

Our ReMEDy2 trial is an adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 350 patients at 75 sites in the United States. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tissue plasminogen activator (tPA) and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA or mechanical thrombectomy. DiaMedica believes that the proposed trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

In April 2021, we submitted an Investigational New Drug (IND) application to the FDA for the trial, which was accepted in May 2021. In September 2021, the FDA granted Fast Track Designation to the Company’s lead candidate DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate.

We initiated the first site for the Phase 2/3 trial in September and successfully dosed the first patient in November 2021. Additionally, in November 2021, the FDA accepted and concluded that DiaMedica “may proceed” with the proposed clinical investigation using our amended protocol adding stroke recurrence as a second independent primary endpoint to our Phase 2/3 ReMEDy2 trial. The FDA’s acceptance of the amendment allows the Company to evaluate the effects of DM199 on both physical recoveries post AIS and the rate of recurrent AIS, as two separate, independent, primary endpoints, with each statistically powered for success. There were no changes in treatment, duration, or study population of the trial as part of this protocol amendment.

Dosing the first patient in the ReMEDy2 trial triggered a $185,000 milestone payment due to Catalent Pharma Solutions, LLC (Catalent) which was remitted during the fourth quarter of 2021. See Note 10 titled “Commitments and Contingencies” included elsewhere in this report.

As a result of the COVID-19 pandemic and the resurgence in cases caused by the Delta, Omicron and other variants, some clinical trials are experiencing delays and stoppages in site activations and enrollment due to staffing and other resource shortages. We have experienced slower than expected site activations and enrollment in our ReMEDy2 trial due to the reduction or suspension of activities and staffing shortages at our and/or potential clinical study sites. We anticipate that the continuing development of variants of COVID-19, will likely continue to adversely affect our ability to initiate new clinical trial sites and recruit or enroll patients into our ReMEDy2 trial, and we cannot provide any assurance as to when these issues will resolve.

CKD Phase 2 REDUX Clinical Trial

As of December 31, 2021, we completed enrollment in our Phase 2 clinical trial for the treatment of CKD with a total of 79 subjects enrolled, including 21 African American subjects into Cohort 1, 25 subjects with IgAN into Cohort 2 and 33 subjects with Type 2 diabetes in Cohort 3.

The trial named REDUX, Latin for restore, is a multi-center, open-label investigation which targeted enrollment of patients with mild or moderate CKD (Stage II or III) and albuminuria, enrolled in three equal cohorts. The trial was conducted in the United States and was focused on participants with CKD: Cohort 1 was focused on non-diabetic, hypertensive African Americans (AA) with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. Cohort 2 was focused on participants with IgA Nephropathy. Cohort 3 was focused on participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria (DKD). The trial evaluated two dose levels of DM199 within each cohort. Study participants received DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints include safety, tolerability, blood pressure, albuminuria and kidney function, which were evaluated by changes from baseline in estimated glomerular filtration rate and albuminuria, as measured by the urinary albumin to creatinine ratio. Participant enrollment and dosing for this trial commenced in December 2019 and in June 2021, we announced interim results and in November, we announced additional results.

REDUX is a multi-center, open-label investigation of with interim results indicating that DM199 is demonstrating clinically meaningful improvements in kidney function in Cohorts 1 and 2, as measured by simultaneously stabilizing estimated glomerular filtration rate (eGFR) and decreasing urine albumin-to-creatinine ratio (UACR). Additionally, in patients who were hypertensive (Cohorts 1 and 3), DM199 also reduced blood pressure by clinically significant levels and importantly, there was no effect on participants who were not hypertensive (Cohort 2). We reported the following preliminary data:

●

AA: Geometric mean decrease in UACR of -55% in moderate to severe albuminuria (baseline UACR >500 µg/mg) (n=3), Stable eGFR from baseline (n=12) and a mean decrease in systolic/diastolic blood pressure -19/-13 mmHg (n=8) at the 2 µg/kg dose level;

●

IgAN: UACR geometric mean decrease of -34% (p=0.002) (baseline UACR>500 µg/mg) (n=11), eGFR and blood pressure were stable (n=16) and mean decreases in the biomarkers April and IgA1 of 35% and 22% overall, respectively; and

●	DKD: No overall treatment effect was observed for UACR, however, reductions in systolic and diastolic blood pressure (n=28) were observed.

DM199 was generally safe and well tolerated across all cohorts. Adverse events (AEs) were generally mild to moderate in severity, with the most common being local injection site irritation that resolved without medical intervention.

DM300

We have identified a potential novel new treatment for inflammatory diseases, DM300, currently in the pre-clinical stage of development.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants and tax credits. We have incurred losses in each year since our inception. Our net losses were $13.6 million and $12.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $82.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary R&D activities, and general and administrative (G&A) support costs associated with our operations.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. In the near term, we anticipate that our expenses will increase as compared to prior periods as we:

●	continue site activation and enrollment of subjects in our pivotal ReMEDy2 Phase 2/3 trial of DM199 for AIS;
●	complete patient follow-up in our REDUX Phase 2 trial of DM199 for CKD;
●	expand our team to provide support for our operations; and
●	maintain, expand and protect our intellectual property portfolio.

While we expect our rate of future negative cash flow per month will vary due to the timing of site activation and patient enrollment expenses, we expect our current cash resources will be sufficient to allow us to continue our ReMEDy2 Phase 2/3 trial in patients with AIS, complete patient follow-up in our REDUX Phase 2 trial in patients with CKD, and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the consolidated financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including site activations and enrollment in our clinical studies, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of the COVID-19 pandemic. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Components of Our Results of Operations

Research and Development Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations (CROs); contractual obligations for clinical development including clinical site costs, outside nursing services, laboratory testing, preclinical trials; development of manufacturing processes; costs for production runs of DM199; salaries, benefits and share-based compensation and other personnel costs. Over the past approximately ten years, our R&D efforts have been primarily focused on developing DM199. At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. The process of conducting clinical studies necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical studies, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

G&A expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development and support functions. G&A expenses also include insurance, including directors and officers liability coverage, rent and utilities, travel expenses, patent costs, professional fees, including for auditing, tax and legal services and milestone payments under our technology license agreement with Catalent.

Other Income, Net

Other (income) expense consists primarily of interest income and foreign currency exchange gains and losses. In past years, governmental assistance – research incentives, which were associated with the ReMEDy1 Phase 2 stroke trial, were a significant component of this line item.

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

We charge R&D costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are generally administered by us with assistance from CROs, and include outside service providers such as outside nursing services, testing laboratories and data coordination and collection. Costs of setting up clinical trial sites are accrued upon execution of the trial agreement. Expenses related to the performance of clinical trials are accrued based on contracted amounts and the achievement of agreed upon milestones, such as patient enrollment, patient follow-up, etc. We monitor levels of performance under each significant contract, including the extent of patient enrollment and other activities through communications with the clinical trial sites, CROs and supporting vendors and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual work performed at each clinical trial site and by each CRO or supporting vendor.

Clinical Trial Costs

Our clinical trials are performed at clinical trial sites and are administered by us with assistance from CROs or outside contractors as necessary. Clinical trial costs are recorded or accrued based on actual invoices received and estimates of work completed to date by CROs, outside contractors and clinical trial sites that manage and perform the trials. We obtain initial estimates of accrued costs based on the trial protocol and actual enrollment of subjects, trial duration, project and data management costs, patient treatment costs and other activities as required by the trial protocol. Additionally, non-patient related costs may be charged to us and are recognized as the tasks are completed by the clinical trial site. Accrued clinical trial costs may be subject to revisions as clinical trials progress and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

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

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by us for the years ended December 31, 2021 and 2020:

	2021			2020
Common share fair value	$3.64	–	$10.04	$4.08	–	$6.91
Risk-free interest rate	0.5	–	1.3%	0.3	–	1.3%
Expected dividend yield		0%			0%
Expected option life (in years)	5.0	–	5.5	5.0	–	5.2
Expected stock price volatility	94.7	–	106.1%	94.4	–	102.2%

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expense	$8,765	$8,205
General and administrative expense	4,881	4,494
Other income, net	(82)	(434)

Research and Development Expenses

R&D expenses increased slightly to $8.8 million for the year ended December 31, 2021, up from $8.2 million in the prior year. This increase was primarily due to a combination of costs incurred for our pivotal Phase 2/3 ReMEDy2 trial and increased personnel costs associated with adding staff to support R&D operations. This increase was partially offset by decreased costs incurred for our earlier ReMEDy1 Phase 2 trial, which completed during 2020, and decreased costs for our REDUX trial, as the number of enrollments in the REDUX trial declined throughout 2021 as the study neared completion. We expect that our R&D expenses will increase in the future as compared to prior periods as sites are activated and enrollment increases in the ReMEDy2 trial and as we incur costs to support the conduct of the ReMEDy2 trial.

General and Administrative Expenses

G&A expenses were $4.9 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively. This increase was due to a number of factors including increased costs associated with professional services, the payment to Catalent of a milestone obligation under our technology license agreement with Catalent, increased directors and officers liability insurance costs and increased personnel costs to support our expanding clinical programs. These increases were partially offset by reduced non-cash, share based compensation costs. We did not incur significant additional G&A expenses during the year ended December 31, 2021 related to the COVID-19 pandemic, nor do we expect to incur significant additional G&A expenses related to the COVID-19 pandemic going forward. We expect our G&A expenses will continue to increase in the future as compared to prior periods as we expand our development and operating activities.

Other Income, Net

Other income, net, was $0.1 million for the year ended December 31, 2021 compared to $0.4 million for 2020. This decrease was driven primarily by cessation of R&D incentive receivables from the Australian Government, paid for qualifying research work performed by our Australian subsidiary as the ReMEDy1 trial completed in 2020 and no costs were incurred for the ReMEDy1 trial during 2021. In addition, decreased interest income recognized during 2021 as compared to 2020 related to lower interest rates also contributed to the decrease.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2021 and 2020 and cash flows for each of the years ended December 31, 2021 and 2020, and are intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31, 2021	December 31, 2020
Cash, cash equivalents and marketable securities	$45,112	$27,507
Total assets	45,551	28,095
Total current liabilities	1,524	2,028
Total shareholders’ equity	44,024	26,014
Working capital	43,915	25,893

	Year Ended December 31,
Cash Flow Data	2021	2020
Cash flow provided by (used in):
Operating activities	$(12,252)	$(9,185)
Investing activities	(20,537)	(16,134)
Financing activities	30,087	28,845
Net increase (decrease) in cash	$(2,702)	$3,526

Liquidity and Capital Resources

We had cash, cash equivalents and marketable securities of $45.1 million, current liabilities of $1.5 million and working capital of $43.9 million as of December 31, 2021, compared to $27.5 million in cash, cash equivalents and marketable securities, $2.0 million in current liabilities and $25.9 million in working capital as of December 31, 2020. The increases in our combined cash, cash equivalents and marketable securities and in our working capital were due to net proceeds from our September 2021 private placement, partially offset by cash used in operating activities during 2021.

On September 26, 2021, we issued and sold in a private placement an aggregate of 7,653,060 common shares at a purchase price of $3.92 per share to ten accredited investors, resulting in gross proceeds of $30.0 million and net proceeds to us of $29.8 million, after deducting offering expenses.

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $12.3 million compared to $9.2 million for the year ended December 31, 2020. This increase relates primarily to the combination of the increase in the net loss and the effects of changes in operating assets and liabilities during 2021.

Investing Activities

Investing activities consist primarily of the net purchases of marketable securities. Net cash used in investing activities was $20.5 million for the year ended December 31, 2021 compared to $16.1 million for the year ended December 31, 2020. This increase was primarily due to the investment of the net proceeds received in the September 2021 private placement in short-term marketable securities, partially offset by an increase in the maturities of marketable securities during 2021.

Financing Activities

Financing activities consist primarily of net proceeds from the sale of our common shares. Net cash provided by financing activities increased slightly to $30.1 million for the year ended December 31, 2021, up from $28.8 million for the year ended December 31, 2020. This increase was due to greater net proceeds received from our September 2021 private placement as compared to the net proceeds received from our February 2020 and August 2020 public offerings, which involved customary underwriting fees and discounts.

Capital Requirements

Since our inception, we have incurred losses while advancing the R&D of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to five years. We do not know when or if, we will generate any revenues from product sales of our DM199 product candidate or any future product candidate. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval. We expect to continue to incur substantial operating losses until such time as any future product sales, royalty payments, licensing fees and/or milestone payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as compared to prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate or any future product candidate, and in the absence of the assistance of a strategic partner, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Accordingly, and notwithstanding the receipt of $29.8 million in net proceeds from our September 2021 private placement, we expect we will need substantial additional capital to further our R&D activities, planned clinical studies, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidates, to a point where they may be commercially sold. Although we are striving to achieve these plans, there is no assurance these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While we expect our rate of future negative cash flow per month will vary due to our clinical activities and the timing of expenses incurred, we expect our current cash, cash equivalents and marketable securities resources will be sufficient to allow us to continue our ReMEDy2 Phase 2/3 trial in patients with AIS, complete patient follow-up in our REDUX Phase 2 trial in patients with CKD, and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the consolidated financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including the initiation of new sites and enrollment in our clinical studies, the potential expansion of current development programs, potential new development programs, the effects of the COVID-19 pandemic on our clinical programs and operations, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

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

Commitments and Contingencies

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services and various other vendors supporting the performance of our clinical trials. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of patients enrolled, the number of clinical study sites enrolling subjects, the amount of time to complete trial enrollments and the time required to finalize, analyze and report of trial results. Clinical research agreements are generally cancelable upon up to 60 days’ notice, with the Company’s obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2021, the Company estimates that its outstanding commitments, including such cancellable contracts, are approximately $6.0 million over the next 12 months and $6.9 million in the following 12 months.

As of December 31, 2021, we had future operating lease commitments totaling approximately $45,000 over the remainder of the lease, of which the entirety is due over the next 12 months.

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain. During fourth quarter of 2021, we remitted a milestone payment of $185,000 due upon the initiation of dosing in our ReMEDy2 pivotal trial of DM199 in AIS. As of December 31, 2021, one milestone payment obligation remains, $185,000 due upon our first regulatory approval of DM199 for commercial sale. Following the launch of our first product, we will also incur a royalty of less than 1% on net sales. The royalty term is indefinite but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to DiaMedica as a smaller reporting company and has been omitted pursuant to Item 305(e) of SEC Regulation S-K.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DiaMedica Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DiaMedica Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

We have served as the Company’s auditors since 2018.

Minneapolis, MN

March 14, 2022

DiaMedica Therapeutics Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$4,707	$7,409
Marketable securities	40,405	20,098
Amounts receivable	130	340
Deposits	113	10
Prepaid expenses and other assets	84	64
Total current assets	45,439	27,921

Non-current assets:
Operating lease right-of-use asset	42	100
Property and equipment, net	70	74
Total non-current assets	112	174

Total assets	$45,551	$28,095

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$509	$1,099
Accrued liabilities	966	864
Finance lease obligation	4	6
Operating lease obligation	45	59
Total current liabilities	1,524	2,028

Non-current liabilities:
Finance lease obligation, non-current	3	7
Operating lease obligation, non-current	—	46
Total non-current liabilities	3	53

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 26,443,067 and 18,746,157 shares issued and outstanding, as of December 31, 2021 and 2020, respectively	—	—
Paid-in capital	126,576	94,925
Accumulated other comprehensive loss	(51)	(2)
Accumulated deficit	(82,501)	(68,909)
Total shareholders’ equity	44,024	26,014
Total liabilities and shareholders’ equity	$45,551	$28,095

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$8,765	$8,205
General and administrative	4,881	4,494
Total operating expenses	13,646	12,699

Operating loss	(13,646)	(12,699)

Other income:
Other income, net	82	229
Governmental assistance - research incentives	—	205
Total other income, net	82	434

Loss before income tax expense	(13,564)	(12,265)

Income tax expense	(28)	(27)

Net loss	(13,592)	(12,292)

Other comprehensive loss
Unrealized loss on marketable securities	(49)	(4)

Net loss and comprehensive loss	$(13,641)	$(12,296)

Basic and diluted net loss per share	$(0.65)	$(0.78)
Weighted average shares outstanding – basic and diluted	20,773,399	15,680,320

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2019	12,006,874	$64,232	$2	$(56,617)	$7,617
Issuance of common shares, net of offering costs of $2,694	6,725,000	28,805	—	—	28,805
Exercise of common stock options	14,283	45	—	—	45
Share-based compensation expense	—	1,843	—	—	1,843
Unrealized loss on marketable securities	—	—	(4)	—	(4)
Net loss	—	—	—	(12,292)	(12,292)
Balances at December 31, 2020	18,746,157	$94,925	$(2)	$(68,909)	$26,014
Issuance of common shares, net of offering costs of $151	7,653,060	29,849	—	—	29,849
Exercise of common stock options	40,000	244	—	—	244
Issuance of common shares in settlement of deferred stock units	3,850	—	—	—	—
Share-based compensation expense	—	1,558	—	—	1,558
Unrealized loss on marketable securities	—	—	(49)	—	(49)
Net loss	—	—	—	(13,592)	(13,592)
Balances at December 31, 2021	26,443,067	$126,576	$(51)	$(82,501)	$44,024

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,592)	$(12,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,558	1,843
Amortization of discount on marketable securities	161	(4)
Non-cash lease expense	58	52
Depreciation	24	21
Changes in operating assets and liabilities:
Amounts receivable	210	483
Deposits	(103)	78
Prepaid expenses	(20)	(17)
Accounts payable	(590)	917
Accrued liabilities	42	(266)
Net cash used in operating activities	(12,252)	(9,185)

Cash flows from investing activities:
Purchase of marketable securities	(69,813)	(39,746)
Maturities of marketable securities	49,296	23,643
Purchase of property and equipment	(22)	(47)
Disposition of property and equipment, net	2	16
Net cash used in investing activities	(20,537)	(16,134)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	29,849	28,805
Proceeds from exercise of stock options	244	45
Principal payments on finance lease obligations	(6)	(5)
Net cash provided by financing activities	30,087	28,845

Net increase (decrease) in cash and cash equivalents	(2,702)	3,526
Cash and cash equivalents at beginning of period	7,409	3,883
Cash and cash equivalents at end of period	$4,707	$7,409

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28	$36

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to Consolidated Financial Statements

1.         Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA, Inc. and DiaMedica Australia Pty Ltd. (collectively we, us, our, DiaMedica and the Company), exist for the primary purpose of advancing the clinical and commercial development of a proprietary recombinant KLK1 protein for the treatment of neurological and kidney diseases. Currently, our primary focus is on acute ischemic stroke (AIS) and chronic kidney disease (CKD). Our parent company is governed under British Columbia’s Business Corporations Act, and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

2.         Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of AIS and CKD. The Company has not completed the development of any product candidate and does not generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to four years, if at all. Additionally, clinical testing has been adversely impacted by the surge in the Delta and other variants of the COVID-19 virus. We have experienced slower than expected site activations and enrollment in our clinical trials due to the reduction or suspension of activities at our clinical study sites, staffing shortages and patient concerns related to visiting clinical study sites. We anticipate that the continuing development of variants of COVID-19 will likely continue to adversely affect our ability to recruit or enroll patients and initiate new clinical trial sites, and we cannot provide any assurance as to when these issues will resolve. The Company’s future success is dependent upon the success of its development efforts, its ability to demonstrate clinical progress for its DM199 product candidate in the United States or other markets, its ability to obtain required governmental approvals of its product candidate, its ability to license or market and sell its DM199 product candidate and its ability to obtain additional financing to fund these efforts.

As of December 31, 2021, we have incurred losses of $82.5 million since our inception in 2000. For the year ended December 31, 2021, we incurred a net loss of $13.6 million and negative cash flows from operating activities of $12.3 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees and/or milestone payments are sufficient to generate revenue to fund our continuing operations. Further, we expect our operating losses to continue as we pursue the research, development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. In addition, we expect our operating expenses to increase in 2022 compared to 2021 in conjunction with our recently initiated ReMEDy2 acute ischemic stroke trial. As of December 31, 2021, we had cash, cash equivalents and short-term investments of $45.1 million, working capital of $43.9 million and shareholders’ equity of $44.0 million.

Our principal sources of cash have included net proceeds from the issuance of our equity securities. See Note 11 titled “Shareholders’ Equity” for additional information. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

Notwithstanding the completion of our September 2021 private placement in which we received net proceeds of $29.8 million, we expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to fund our planned operations for at least the next twelve months from the date of issuance of these consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of ongoing development efforts, including enrollment in our clinical studies, the potential expansion of current development programs, potential new development programs, the effects of the COVID-19 pandemic and related general and administrative support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

Marketable securities

The Company’s marketable securities typically consist of obligations of the United States government and its agencies, bank certificates of deposit and investment grade corporate obligations, which are classified as available-for-sale and included in current assets. All marketable securities mature within twelve months from their date of purchase and generally are intended to fund current operations. Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive gain (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis and impairment is indicated, it must be determined whether the impairment is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive gain (loss). There were no other-than-temporary unrealized losses as of December 31, 2021.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of December 31, 2021, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

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

Research and development costs

Research and development costs include expenses incurred in the conduct of human clinical trials, for third-party service providers performing various treatment, testing, data accumulation and analysis related to clinical studies; sponsored non-clinical research; developing the manufacturing process necessary to produce sufficient amounts of the DM199 compound for use in our clinical studies; consulting resources with specialized expertise related to execution of our development plan for our DM199 or other product candidates; and personnel costs, including salaries, benefits and share-based compensation.

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from various contract research organizations. Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials are recorded or accrued based on actual invoices received and estimates of work completed to date by contract research organizations, outside contractors and clinical trial sites that assist with management and performance of the trials, and those that manufacture the investigational product. We obtain initial estimates of accrued costs based on the trial protocol, actual enrollment of subjects, trial duration, project and data management costs, patient treatment costs and other activities as required by the trial protocol. Additionally, actual costs may be charged to us and are recognized as the tasks are completed by the clinical trial site. Accrued clinical trial costs may be subject to revisions as clinical trials progress and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $96,000 and $105,000 for the years ended December 31, 2021 and 2020, respectively.

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

The fair value of option awards is estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our share price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon United States Government bond rates appropriate for the expected term of each award. Expected volatility rates are based on the historical volatility over a term equal to the expected life of the option. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2021 and 2020. See Note 14, “Income Taxes” for additional information. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense.

Government assistance

Government assistance relating to research and development performed by DiaMedica Australia Pty Ltd. is recorded as a component of other (income) expense. Government assistance is recognized when the related expenditures are incurred. No study activities were undertaken by DiaMedica Australia during 2021. We recognized $205,000 of other income related to research activities performed in 2020.

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Net loss	$(13,592)	$(12,292)
Weighted average shares outstanding—basic and diluted	20,773,399	15,680,320
Basic and diluted net loss per share	$(0.65)	$(0.78)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Year Ended December 31,
	2021	2020
Employee and non-employee stock options	1,896,600	1,389,564
Common shares issuable under common share purchase warrants	265,000	265,000
Common shares issuable upon settlement of deferred stock units	67,659	47,237
	2,229,259	1,701,801

4.         Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements as of December 31, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$29,421	$—	$29,421	$—
Government securities	10,984	—	10,984	—
Total marketable securities	$40,405	$—	$40,405	$—

		Fair Value Measurements as of December 31, 2020 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$10,678	$—	$10,678	$—
Bank certificates of deposit	496	—	496	—
Government securities	8,924	—	8,924	—
Total marketable securities	$20,098	$—	$20,098	$—

Accrued interest receivable on available-for-sale securities was $130,000 and $34,000 for the years ended December 31, 2021 and 2020, respectively, and is included in amounts receivable.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2021.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of December 31, 2021.

5.         Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued interest receivable	$130	$34
Research and development incentives	—	289
Other	—	17
Total amounts receivable	$130	$340

6.         Deposits

Deposits consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Advances to vendors, current	$113	$10

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

7.         Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Furniture and equipment	$70	$69
Computer equipment	67	62
	137	131
Less accumulated depreciation	(67)	(57)
Property and equipment, net	$70	$74

Depreciation expense was $24,000 and $21,000 for each of the years ended December 31, 2021 and 2020, respectively. During 2021 and 2020, we disposed of $17,000 and $23,000 of equipment, respectively.

8.         Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Trade and other payables	$509	$1,099
Accrued compensation	484	483
Accrued research and other professional fees	191	360
Accrued clinical trial costs	284	13
Accrued other liabilities	7	8
Total accounts payable and accrued liabilities	$1,475	$1,963

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

Our operating lease costs were $65,000 and $66,000 for the years ended December 31, 2021 and 2020, respectively. Our variable lease costs were $56,000 and $53,000 for the years ended December 31, 2021 and 2020, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of December 31, 2021 (in thousands):

2022	$46
Total lease payments	46
Less interest portion	(1)
Present value of lease obligation	$45

10.         Commitments and Contingencies

Clinical trials and product development

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services and various other vendors supporting the performance of our clinical trials. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of patients enrolled, the number of clinical study sites enrolling subjects, the amount of time to complete trial enrollments and the time required to finalize, analyze and report of trial results. Clinical research agreements are generally cancelable upon up to 60 days’ notice, with the Company’s obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2021, the Company estimates that its outstanding commitments, including such cancellable contracts, are approximately $6.0 million over the next 12 months and $6.9 million in the following 12 months.

On November 11, 2021, we announced the enrollment of the first patient for our pivotal ReMEDy2 trial. The ReMEDy2 trial is a randomized, double-blind, placebo-controlled Phase 2/3 adaptive trial intended to enroll approximately 350 patients. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. Treatment continues twice weekly for approximately three weeks with final follow-up at approximately 90 days after treatment commences.

Our REDUX clinical trial , a multi-center, open-label, Phase 2 clinical trial investigating patients with Stage II or III CKD has completed enrollment. The trial focused on participants with CKD caused by three specific conditions: Cohort 1 focused on non-diabetic, hypertensive African Americans with Stage II or III CKD; Cohort 2 focused on participants with IgA Nephropathy (IgAN); and Cohort 3 focused on participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria. Enrollment was closed at the end of 2021 and patient follow-ups and final data analysis is expected to complete by mid-2022.

Technology license

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain. In the fourth quarter of 2021, we remitted the $185,000 milestone due upon the initiation of dosing in our ReMEDy2 pivotal trial of DM199 in AIS. As of December 31, 2021, one milestone payment obligation remains, $185,000 due upon our first regulatory approval of DM199 for commercial sale. Following the launch of our first product, we will also incur a royalty of less than 1% on net sales. The royalty term is indefinite but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Indemnification of directors and officers

The Company, as permitted under laws of British Columbia and in accordance with the Company’s Articles and indemnification agreements, will indemnify and advance expenses to its directors and officers to the fullest extent permitted by law and may choose to indemnify other employees or agents from time to time. The Company has secured insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to the Company. As of December 31, 2021, there was no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification. Insofar as indemnification for liabilities arising under the United States Securities Act of 1933, as amended (Securities Act) may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that, in the opinion of the United States Securities and Exchange Commission (SEC), such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these obligations as of December 31, 2021 or 2020.

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

Equity issued during the year ended December 31, 2021

On September 26, 2021, we issued and sold in a private placement an aggregate 7,653,060 common shares at a purchase price of $3.92 per share to ten accredited investors resulting in gross proceeds of $30.0 million and net proceeds to us of $29.8 million, after deducting offering expenses. In connection with this private placement, we entered into a registration rights agreement (Registration Rights Agreement) with the investors pursuant to which we agreed to file with the SEC a registration statement registering the resale of the shares sold in the private placement (Resale Registration Statement). The Resale Registration Statement was filed with the SEC on October 5, 2021 and declared effective by the SEC on October 14, 2021. Under the terms of the Registration Rights Agreement, we agreed to keep the Resale Registration Statement effective at all times until the shares are no longer considered “Registrable Securities” under the Registration Rights Agreement and if we fail to keep the Resale Registration Statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

During the year ended December 31, 2021, 40,000 common shares were issued upon the exercise of options for gross proceeds of $244,000 and no warrants were exercised and 3,850 common shares were issued upon the settlement of deferred stock units.

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

Shares reserved

Common shares reserved for future issuance are as follows:

December 31, 2021
Employee and non-employee stock options	1,896,600
Common shares issuable upon settlement of deferred stock units	67,659
Common shares issuable under common share purchase warrants	265,000
Shares available for grant under the 2019 Omnibus Incentive Plan	507,651
Shares available for grant under the 2021 Employment Inducement Incentive Plan	1,000,000
Total	3,736,910

12.         Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan) was adopted by the Board of Directors (Board) in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options (ISO), stock appreciation rights (SAR), restricted stock awards (RSA), restricted stock units (RSU), deferred stock units (DSU), performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest in approximately equal quarterly installments over one to four years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of December 31, 2021, there were options to purchase 1,418,690 common shares were outstanding and 50,326 common shares were reserved for issuance upon settlement of DSUs under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan), to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2021, no options or other equity awards had been granted under the Inducement Plan. However, subsequent to year end, options to purchase an aggregate of 325,000 common shares were granted to two qualifying new employees under the Inducement Plan.

Prior Stock Option Plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of December 31, 2021, options to purchase 477,910 common shares were outstanding under the Prior Plan.

Prior Deferred Share Unit Plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (Prior DSU Plan) was terminated by the Board in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of December 31, 2021, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan. On December 16, 2021, we settled 3,850 DSUs held by our former director, Zhenyu Xiao, Ph.D, pursuant to the terms of the Prior DSU Plan and the award agreement evidencing the grant of such DSUs.

Prior to December 31, 2018, all options granted under the Prior Plan were priced in Canadian dollars. Options granted after December 31, 2018 under the 2019 Plan and the Prior Plan have been priced in United States dollars.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	December 31, 2021	December 31, 2020
Research and development	$463	$534
General and administrative	1,095	1,309
Total share-based compensation	$1,558	$1,843

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2019	1,220,359	$5.33	$678
Granted	302,332	4.73
Exercised	(14,283)	3.21
Expired/cancelled	(78,147)	5.29
Forfeited	(40,697)	4.86
Balances at December 31, 2020	1,389,564	$5.24	$7,109
Granted	638,008	5.18
Exercised	(40,000)	6.10
Expired/cancelled	(20,972)	12.65
Forfeited	(70,000)	4.24
Balances at December 31, 2021	1,896,600	$5.25	$169

A summary of the status of our unvested shares underlying options during the year ended and as of December 31, 2021 is as follows:

	Shares Underlying Options	Weighted Grant Date Fair Value Per Share
Unvested at December 31, 2020	390,826	$3.49
Granted	638,008	3.16
Vested	(347,110)	3.26
Forfeited	(70,000)	3.70
Unvested at December 31, 2021	611,724	$3.21

Information about stock options outstanding, vested and expected to vest as of December 31, 2021, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.00	-	$2.99	120,500	4.0	$2.39	120,500	4.0
$3.00	-	$3.99	170,508	8.2	3.75	49,325	6.4
$4.00	-	$4.99	953,567	7.5	4.50	823,025	7.3
$5.00	-	$10.00	594,525	8.2	6.38	249,526	6.4
$10.01	-	$34.00	57,500	4.0	16.18	42,500	2.2
			1,896,600	7.4	$5.25	1,284,876	6.6

The cumulative grant date fair value of employee options vested during the years ended December 31, 2021 and 2020 was $1.3 million and $1.4 million, respectively. Total proceeds received for options exercised during the years ended December 31, 2021 and 2020 were $244,000 and $45,000, respectively.

As of December 31, 2021, total compensation expense related to unvested employee stock options not yet recognized was $1.8 million, which is expected to be allocated to expenses over a weighted-average period of 2.6 years.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $132,000 and $41,000, respectively.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2021 and 2020:

	2021			2020
Common share fair value	$3.64	–	$10.04	$4.08	–	$6.91
Risk-free interest rate	0.5	–	1.3%	0.3	–	1.3%
Expected dividend yield		0%			0%
Expected option life (years)	5.0	–	5.5	5.0	–	5.2
Expected stock price volatility	94.7	–	106.1%	94.4	–	102.2%

Deferred Stock Units and Restricted Stock Units

Under our non-employee director compensation program, non-employee directors may elect to receive RSUs or DSUs in lieu of all or a portion of the annual cash retainers payable to such director. Each RSU or DSU represents the right to receive one share of our common stock. These recipients receive a number of DSUs equal to the amount of the elected portion of the annual cash retainers divided by the 10-trading day average closing sale price of the common stock as determined on the third (3rd) business day prior to the anticipated grant date of the award. Vesting for these annual RSU and DSU grants is quarterly over one year, conditioned on continuous service. The cost of DSUs is measured and recognized base on the fair market value of our common shares on the date of grant. RSUs will be settled immediately upon vesting and DSU awards will be settled following a separation from service by such director.

There were approximately 68,000 and 47,000 vested DSUs and no RSUs outstanding under our share-based compensation plans as of December 31, 2021 and 2020, respectively. During 2021, 3,850 common shares were issued upon settlement of 3,850 DSUs held by a former non-employee director. There were no unvested DSUs as of December 31, 2021 and 2020.

13.         Related Party Transaction

During 2020, we engaged a consulting firm owned by our former Vice President of Regulatory Affairs to perform certain tasks supporting our quality and regulatory activities. The work was performed as required by us and all services were invoiced on an hourly basis with no minimum commitment. We terminated this agreement effective June 16, 2021. Total charges invoiced were $149,000 and $235,000 for the years ended December 31, 2021 and 2020, respectively.

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

We have recorded contribution expenses of $87,000 and $62,000 for the years ended December 31, 2021 and 2020, respectively.

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

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Non-capital losses carried forward	$17,596	$14,321
Research and development expenditures	817	817
Share issue costs	608	837
Patents and other	309	300
Accruals	76	6
Property and equipment	(13)	(14)
Total deferred tax asset, net	19,393	16,267
Valuation allowance	(19,393)	(16,267)
Net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

The reconciliation of the Canadian statutory income tax rate applied to the net loss for the year to the income tax expense is as follows:

	December 31,
	2021	2020
Statutory income tax rate	27.0%	27.0%
Income tax recovery based on statutory rate	$(3,656)	$(3,274)
Share-based compensation	421	498
Prior-year true-ups	134	84
Share issuance costs	(41)	(728)
Australian research and development incentive	2	(102)
Other	42	15
Change in valuation allowance	3,126	3,534
Income tax expense	$28	$27

Net operating losses and tax credit carryforwards as of December 31, 2021, are as follows:

	Amount (In thousands)	Expiration Years
Non-capital income tax losses, net	$61,584	Beginning 2026
Research and development expense carry forwards	3,027	Indefinitely
Tax credits	483	Beginning 2021

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.         Other Information

Not applicable.

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2021, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under our equity compensation plans as of December 31, 2021. Our equity compensation plans as of December 31, 2021 were the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan), the DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), the DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan).

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,964,259	(1)	$5.24	(2)	507,651	(3)
Equity compensation plans not approved by security holders	—		$—		1,000,000	(4)
Total	1,964,259	(1)	$5.24	(2)	1,507,651	(3)

______________________

(1)

Amount includes 1,418,690 common shares issuable upon the exercise of stock options and 50,326 common shares issuable upon the settlement of DSU awards outstanding under the 2019 Plan, 477,910 common shares issuable upon the exercise of stock options under the Prior Plan and 17,333 common shares issuable under the DSU Plan.

(2)	Not included in the weighted-average exercise price calculation are 50,326 deferred stock unit awards under the 2019 Plan and 17,333 deferred stock unit awards under the DSU Plan.

(3)	Amount includes 507,651 shares remaining available for future issuance under the 2019 Plan and 1,000,000 remaining available for future issuance under the 2021 Plan.

(4)

On December 3, 2021, the Board adopted Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2021, no options or other equity awards had been granted under the Inducement Plan. However, subsequent thereto, options to purchase an aggregate of 325,000 common shares were granted under the Inducement Plan.

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

Item 14.         Principal Accountant Fees and Services

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

Item No.	Item	Method of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36291)
4.2	Specimen Certificate representing Voting Common Shares of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 4.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.3	Warrant dated December 11, 2018 issued by DiaMedica Therapeutics Inc. to Craig-Hallum Capital Group LLC	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2018 (File No. 001-36291)

Item No.	Item	Method of Filing
4.4	Warrant dated October 1, 2019 issued by DiaMedica Therapeutics Inc. to Craig-Hallum Capital Group LLC	Incorporated by reference to Exhibit 4.8 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
4.5	Warrant dated September 11, 2020 issued by DiaMedica Therapeutics Inc. to Craig-Hallum Capital Group LLC	Incorporated by reference to Exhibit 4.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-36291)
4.6	Registration Rights Agreement dated as of September 28, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 4.5 to DiaMedica’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 5, 2021 (File No. 333-260066)
10.1#	DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2019 (File No. 001-36291)
10.2#	Form of Option Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Filed herewith
10.3#	Form of Restricted Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.4#	Form of Deferred Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-36291)
10.5#	DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan	Filed herewith
10.6#	Form of Inducement Option Award Agreement under the DiaMedica Therapeutics Inc. 2021 Employment Incentive Plan	Filed herewith
10.7#	DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.8#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)

Item No.	Item	Method of Filing
10.9#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated December 21, 2017	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.10#	DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan	Incorporated by reference to Exhibit 10.4 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.11#	DiaMedica Therapeutics Inc. Short-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.12#	Form of Indemnification Agreement between DiaMedica Therapeutics Inc. and Each Director and Officer	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
10.13#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Rick Pauls	Incorporated by reference to Exhibit 10.6 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.14#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Scott Kellen	Incorporated by reference to Exhibit 10.7 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36291)
10.15#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Harry Alcorn, Ph.D.	Incorporated by reference to Exhibit 10.9 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36291)
10.16	Two Carlson Parkway Office Lease dated September 18, 2015 between One Two Holding LLC and DiaMedica USA Inc.	Incorporated by reference to Exhibit 10.8 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.17	Supplemental to Lease Agreement dated December 16, 2015 between One Two Holding LLC and DiaMedica USA Inc.	Incorporated by reference to Exhibit 10.9 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)

Item No.	Item	Method of Filing
10.18	First Amendment to Lease dated May 3, 2017 between One Two Holding LLC and DiaMedica USA Inc.	Incorporated by reference to Exhibit 10.10 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.19	Second Amendment to Lease dated September 5, 2017 between One Two Holding LLC and DiaMedica USA Inc.	Incorporated by reference to Exhibit 10.11 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.20(1)	GPEx® - Derived Cell Line Sale Agreement dated February 2, 2012 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.12 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.21	First Amendment to GPEx® Development and Manufacturing Agreement dated April 10, 2017 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.13 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.22	Second Amendment to GPEx® Development and Manufacturing Agreement dated as of October 22, 2018 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.19 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
10.23	Securities Purchase Agreement dated as of September 26, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2021 (File No. 001-36291)
21.1	Subsidiaries of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 21.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
23.1	Consent of Baker Tilly US, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from DiaMedica Therapeutics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

DIAMEDICA THERAPEUTICS INC.

Date: March 14, 2022	By:	/s/ Rick Pauls
Rick Pauls
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rick Pauls	President, Chief Executive Officer and Director	March 14, 2022
Rick Pauls	(principal executive officer)

/s/ Scott Kellen	Chief Financial Officer and Secretary	March 14, 2022
Scott Kellen	(principal financial and accounting officer)

/s/ Richard Pilnik	Chairman of the Board	March 14, 2022
Richard Pilnik

/s/ Amy L. Burroughs	Director	March 14, 2022
Amy L. Burroughs

/s/ Michael Giuffre, M.D.	Director	March 14, 2022
Michael Giuffre, M.D.

/s/ James Parsons	Director	March 14, 2022
James Parsons

/s/ Charles P. Semba, M.D.	Director	March 14, 2022
Charles P. Semba, M.D.

[page intentionally left blank]