Form 10-Q
period 2022-03-31
DiaMedica Therapeutics Inc.
filed 2022-05-04
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022, there were 26,443,067 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

March 31, 2022

This quarterly report on Form 10-Q contains certain forward-looking statements that are within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by those sections. For more information, see “Cautionary Note Regarding Forward-Looking Statements.”

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

●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS and CKD and certain anticipated or target dates, site activations and enrollment numbers with respect to our clinical studies, especially in the light of the novel strain of coronavirus, or COVID-19 pandemic on site activations and enrollment, and the effect of hospital and medical facility staffing shortages and concerns managing logistics and compliance for patients discharged from the hospital to an intermediate care facility on site activations and enrollment in our ReMEDy2 trial, and the effect of worldwide global supply chain shortages;

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

●	our commercialization, marketing and manufacturing capabilities and strategy;
●	expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential FDA regulation of our DM199 product candidate for AIS and CKD;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;
●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for AIS and CKD;
●	our ability to obtain funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for AIS and CKD; and
●	our anticipated use of the net proceeds from our underwritten public offerings and September 2021 private placement.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 and those described above and elsewhere in this report. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,032	$4,707
Marketable securities	38,015	40,405
Amounts receivable	168	130
Deposits	103	113
Prepaid expenses and other assets	793	84
Total current assets	42,111	45,439

Non-current assets:
Property and equipment, net	74	70
Operating lease right-of-use asset	26	42
Total non-current assets	100	112

Total assets	$42,211	$45,551

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$433	$509
Accrued liabilities	967	966
Finance lease obligation	6	4
Operating lease obligation	28	45
Total current liabilities	1,434	1,524

Non-current liabilities:
Finance lease obligation, non-current	9	3
Total non-current liabilities	9	3

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 26,443,067 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Paid-in capital	126,884	126,576
Accumulated other comprehensive loss	(107)	(51)
Accumulated deficit	(86,009)	(82,501)
Total shareholders’ equity	40,768	44,024
Total liabilities and shareholders’ equity	$42,211	$45,551

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,974	$2,406
General and administrative	1,562	1,213
Operating loss	(3,536)	(3,619)

Other income:
Other income, net	35	4
Total other income, net	35	4

Loss before income tax expense	(3,501)	(3,615)

Income tax expense	(7)	(7)

Net loss	(3,508)	(3,622)

Other comprehensive loss
Unrealized loss on marketable securities	(56)	(2)

Net loss and comprehensive loss	$(3,564)	$(3,624)

Basic and diluted net loss per share	$(0.13)	$(0.19)
Weighted average shares outstanding – basic and diluted	26,443,067	18,766,656

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share and per share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2021	26,443,067	$126,576	$(51)	$(82,501)	$44,024
Share-based compensation expense	—	308	—	—	308
Unrealized loss on marketable securities	—	—	(56)	—	(56)
Net loss	—	—	—	(3,508)	(3,508)
Balances at March 31, 2022	26,443,067	$126,884	$(107)	$(86,009)	$40,768

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2020	18,746,157	$94,925	$(2)	$(68,909)	$26,014
Exercise of common stock options	40,000	244	—	—	244
Share-based compensation expense	—	511	—	—	511
Unrealized loss on marketable securities	—	—	(2)	—	(2)
Net loss	—	—	—	(3,622)	(3,622)
Balances at March 31, 2021	18,786,157	$95,680	$(4)	$(72,531)	$23,145

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,508)	$(3,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	308	511
Amortization of discount on marketable securities	120	26
Non-cash lease expense	15	14
Depreciation	6	6
Changes in operating assets and liabilities:
Amounts receivable	(38)	3
Deposits	10	—
Prepaid expenses and other assets	(709)	(383)
Accounts payable	(76)	(410)
Accrued liabilities	(16)	(458)
Net cash used in operating activities	(3,888)	(4,313)

Cash flows from investing activities:
Purchase of marketable securities	(13,379)	(11,923)
Maturities of marketable securities	15,593	11,921
Purchases of property and equipment	—	(9)
Proceeds from disposition of property and equipment	—	2
Net cash provided by (used in) investing activities	2,214	(9)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	244
Principal payments on finance lease obligations	(1)	(2)
Net cash provided by (used in) financing activities	(1)	242

Net decrease in cash and cash equivalents	(1,675)	(4,080)
Cash and cash equivalents at beginning of period	4,707	7,409
Cash and cash equivalents at end of period	$3,032	$3,329

Supplemental disclosure of non-cash transactions:
Assets acquired under financing lease	$10	$—

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.         Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA, Inc. and DiaMedica Australia Pty Ltd. (collectively we, us, our, DiaMedica and the Company), exists for the primary purpose of advancing the clinical and commercial development of our proprietary recombinant KLK1 protein, DM199, for the treatment of neurological and kidney diseases. Currently, our primary focus is on developing DM199, a proprietary recombinant form of the human tissue kallikrein-1 (KLK1) protein for the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). Our parent company is governed under British Columbia’s Business Corporations Act, and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

2.         Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of AIS and CKD. The Company has not completed the development of any product candidate and does not generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to four years, if at all. Additionally, our clinical trial has been adversely impacted by the COVID-19 pandemic and other factors. Specifically, we have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial, which is an adaptive design, randomized, double-blind, placebo-controlled trial studying the use of DM199 to treat AIS patients. We believe this may be due to a number of factors, including the reduction or suspension of research activities at our current and targeted clinical study sites due to COVID-19, as well as staffing shortages and concerns managing logistics and compliance for patients discharged from the hospital to an intermediate care facility. While we are encouraged that COVID-19 related hospitalizations are down compared to prior periods and while we are taking certain actions to assist study sites in overcoming these issues, no assurances can be provided as to if and when these issues will resolve. The Company’s future success is dependent upon the success of its development efforts, its ability to demonstrate clinical progress for its DM199 product candidate in the United States or other markets, its ability to obtain required governmental approvals of its product candidate, its ability to license or market and sell its DM199 product candidate and its ability to obtain additional financing to fund these efforts.

As of March 31, 2022, we have incurred losses of $86.0 million since our inception in 2000. For the three months ended March 31, 2022, we incurred a net loss of $3.5 million and negative cash flows from operating activities of $3.9 million. We expect to continue to incur operating losses until such time as any future product sales, royalty payments, licensing fees and/or milestone payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical trials of, and to seek regulatory approval for, our DM199 product candidate. As of March 31, 2022, DiaMedica had cash and cash equivalents of $3.0 million, marketable securities of $38.0 million, working capital of $40.7 million and shareholders’ equity of $40.8 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

Notwithstanding the completion of our September 2021 private placement in which we received net proceeds of $29.8 million, we expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to fund our planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including the rate of site activation and enrollment in our clinical studies, the potential expansion of our current development programs, potential new development programs, the effects of the COVID-19 pandemic, staffing shortages and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

3.         Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our consolidated financial position, consolidated results of operations, consolidated statement of shareholders’ equity and consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2021 was derived from our audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive loss. There were no other-than-temporary unrealized losses as of March 31, 2022.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of March 31, 2022, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $64,000 and $48,000 for the three months ended March 31, 2022 and 2021, respectively.

4.         Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$28,041	$—	$28,041	$—	$29,421	$—	$29,421	$—
Commercial paper and corporate bonds	9,974	—	9,974	—	10,984	—	10,984	—
Total	$38,015	$—	$38,015	$—	$40,405	$—	$40,405	$—

Accrued interest receivable on available-for-sale securities is included in amounts receivable and was $166,000 and $130,000 as of March 31, 2022 and December 31, 2021, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2022.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year and the amortized cost of all securities approximated fair value as of March 31, 2022 and December 31, 2021.

5.         Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued interest receivable	$166	$130
Other	2	—
Total amounts receivable	$168	$130

6.         Deposits

Deposits consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Advances to vendors, current	$103	$113

We periodically advance funds to vendors engaged to support the performance of our clinical trials and related supporting activities. The funds advanced are held, interest free, for varying periods of time and may be recovered by DiaMedica through partial reductions of ongoing invoices, application against final study/project invoices or refunded upon completion of services to be provided. Deposits are classified as current based upon their expected recovery time.

7.         Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Furniture and equipment	$71	$70
Computer equipment	65	67
	136	137
Less accumulated depreciation	(62)	(67)
Property and equipment, net	$74	$70

8.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued clinical trial costs	$538	$284
Accrued research and other professional fees	305	191
Accrued compensation	116	484
Other liabilities	8	7
Total accrued liabilities	$967	$966

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

Our operating lease cost and variable lease costs were $16,000 and $11,000, respectively, for the three months ended March 31, 2022. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor. Maturities of our operating lease obligation are as follows as of March 31, 2022 (in thousands):

2022	29
Total lease payments	$29
Less interest portion	(1)
Present value of lease obligation	$28

10.         Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares and the shares do not have a stated par value.

Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the three months ended March 31, 2022

During the three months ended March 31,2022, we did not issue any common shares.

Equity issued during the three months ended March 31, 2021

During the three months ended March 31, 2021, 40,000 common shares were issued upon the exercise of stock options for gross proceeds of $244,000 and no warrants were exercised.

Shares reserved

Common shares reserved for future issuance are as follows:

March 31, 2021
Common shares issuable upon exercise of employee and non-employee stock options	2,159,413
Common shares issuable upon settlement of deferred stock units	134,402
Common shares issuable upon exercise of common share purchase warrants	265,000
Shares available for grant under the 2019 Omnibus Incentive Plan	493,096
Shares available for grant under the 2021 Employment Inducement Incentive Plan	675,000
Total	3,726,911

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

The following table summarizes our calculation of net loss per common share for the periods (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(3,508)	$(3,622)
Weighted average shares outstanding—basic and diluted	26,443,067	18,766,656
Basic and diluted net loss per share	$(0.13)	$(0.19)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended March 31,
	2022	2021
Employee and non-employee stock options	2,159,413	1,421,094
Common shares issuable under common share purchase warrants	265,000	265,000
Common shares issuable under deferred stock units	134,402	72,142

12.         Share-Based Compensation

2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (2019 Plan) was adopted by the Board of Directors in March 2019 and approved by our shareholders at our annual general and special meeting of shareholders held on May 22, 2019. The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and consultants non-statutory and incentive stock options (ISO), stock appreciation rights (SAR), restricted stock awards (RSA), restricted stock units (RSU), deferred stock units (DSU), performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest in approximately equal quarterly installments over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 2,000,000 shares. As of March 31, 2022, options to purchase an aggregate of 1,366,503 common shares were outstanding and 117,069 common shares were reserved for issuance upon settlement of DSUs under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan), to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. As of March 31, 2022, options to purchase an aggregate of 325,000 common shares were outstanding under the Inducement Plan.

Prior Stock Option Plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of March 31, 2022, options to purchase an aggregate of 467,910 common shares were outstanding under the Prior Plan.

Prior Deferred Stock Unit Plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Stock Unit Plan (Prior DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2022, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$91	$131
General and administrative	217	380
Total share-based compensation	$308	$511

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2021	1,896,600	$5.25	$169
Granted	325,000	3.38
Exercised	—	—
Expired/cancelled	(10,000)	27.18
Forfeited	(52,187)	4.94
Balances at March 31, 2022	2,159,413	$4.88	$—

Information about stock options outstanding, vested and expected to vest as of March 31, 2022, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$2.00	-	$2.99	285,500	7.3	$2.70	120,500	3.7
$3.00	-	$3.99	330,508	8.8	3.82	68,647	6.7
$4.00	-	$4.99	928,150	7.2	4.51	840,151	7.1
$5.00	-	$9.99	571,088	7.9	6.47	272,963	6.4
$10.00	-	$27.06	44,167	4.2	14.32	34,167	2.8
			2,159,413	7.6	$4.88	1,336,428	6.5

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and its subsidiaries for the three months ended March 31, 2022 and 2021.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. DiaMedica’s lead candidate, DM199, is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be studied in patients. KLK1 is an established therapeutic modality for the treatment of acute ischemic stroke and chronic kidney disease. Our goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). We plan to advance DM199 through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CKD.

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

Our product development pipeline is as follows:

Neuro: AIS Phase 2/3 ReMEDy2 Study of DM199

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

We have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe this may be due to a number of factors, including the reduction or suspension of research activities at our current and targeted clinical study sites due to COVID-19, as well as staffing shortages and concerns managing logistics and compliance for patients discharged from the hospital to an intermediate care facility. While we are encouraged that COVID-19 related hospitalizations are down compared to prior periods and while we are taking certain actions to assist study sites in overcoming these issues, no assurances can be provided as to if and when these issues will resolve.

Renal: CKD Phase 2 REDUX Clinical Trial of DM199

As of December 31, 2021, we completed patient enrollment in our REDUX clinical trial for the treatment of CKD with a total of 79 patients enrolled and initiating treatment, including 21 African American patients into Cohort 1, 25 patients with IgAN into Cohort 2 and 33 patients with Type 2 diabetes in Cohort 3. As of March 31, 2022, all patients have completed their treatment periods. We are currently evaluating next steps for our CKD program.

Other: DM300

We have identified a potential novel new treatment for inflammatory diseases, DM300, currently in the preclinical stage of development.

Financial Overview

We have not generated any revenues from product sales. Historically, we have financed our operations from the sales of equity securities and the exercise of warrants and stock options. We have incurred losses in each year since our inception. Our net losses were $3.5 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $86.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with the development of our DM199 product candidate, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations.

We expect to continue to incur significant expenses and generally increased operating losses compared to prior periods as we advance our clinical programs. In the near term, we anticipate that our expenses will increase as compared to prior periods as we:

●	continue site activations and enrollment of patients in our pivotal ReMEDy2 Phase 2/3 trial of DM199 for AIS;
●	complete patient follow-up in our REDUX Phase 2 trial of DM199 for CKD;
●	expand our team to provide support for our operations; and
●	maintain, expand and protect our intellectual property portfolio.

While we expect our rate of future negative cash flow per month will vary due to the timing of site activations and patient enrollment expenses, we expect our current cash resources will be sufficient to allow us to continue our ReMEDy2 Phase 2/3 trial in patients with AIS, complete patient follow-up in our REDUX Phase 2 trial in patients with CKD, and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including site activations and enrollment in our clinical studies, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of the COVID-19 pandemic. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

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

At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of DM199 or any of our preclinical development programs. We have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe this may be due to a number of factors, including the reduction or suspension of research activities at our current and targeted clinical study sites due to COVID-19, as well as staffing shortages and concerns managing logistics and compliance for patients discharged from the hospital to an intermediate care facility. While we are encouraged that COVID-19 related hospitalizations are down compared to prior periods and while we are taking certain actions to assist study sites in overcoming these issues, no assurances can be provided as to if and when these issues will resolve. We expect that our R&D expenses will increase in the future if we are successful in advancing DM199, or any of our preclinical programs, into advanced stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

G&A expenses consist primarily of salaries and employee benefits, including share-based compensation related to our executive, finance, business development and support functions. G&A expenses also include insurance, including directors and officers liability coverage, rent and utilities, travel expenses, patent costs, professional fees, including for auditing, tax and legal services and milestone payments under our technology license agreement with Catalent Pharma Solutions, LLC.

Other Income

Other income, net, consists primarily of interest income and foreign currency exchange gains.

Results of Operations

Comparison of the Three Months ended March 31, 2022 and 2021

The following table summarizes our unaudited results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,974	$2,406
General and administrative	1,562	1,213

Research and Development Expenses

R&D expenses were $2.0 million for the three months ended March 31, 2022, compared with $2.4 million for the three months ended March 31, 2021, a decrease of $0.4 million. This decrease was driven mainly by a reduction in costs related to our REDUX CKD trial and a lower level of DM199 manufacturing process development work in the current year quarter as compared to the prior year quarter. These decreases were partially offset by increased costs incurred in our ReMEDy2 AIS trial and higher personnel costs related to the expansion of our clinical team in the current year period.

General and Administrative Expenses

G&A expenses were $1.6 million for the three months ended March 31, 2022, up from $1.2 million for the three months ended March 31, 2021. This $0.4 million increase resulted mainly from a combination of increased professional services costs, directors’ and officers’ liability insurance and personnel costs incurred in support of expanding our operations and clinical programs.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2022 and December 31, 2021, and our sources and uses of cash for each of the three month periods ended March 31, 2022 and 2021, and are intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	March 31, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$41,047	$45,112
Total assets	42,211	45,551
Total current liabilities	1,434	1,524
Total shareholders’ equity	40,768	44,024
Working capital	40,680	43,915

	Three Months Ended March 31,
Cash Flow Data	2022	2021
Cash flow provided by (used in):
Operating activities	$(3,888)	$(4,313)
Investing activities	2,214	(9)
Financing activities	(1)	242
Net decrease in cash	$(1,675)	$(4,080)

Working Capital

We had cash and cash equivalents of $3.0 million, marketable securities of $38.0 million, current liabilities of $1.4 million and working capital of $40.7 million as of March 31, 2022, compared to $4.7 million in cash and cash equivalents, marketable securities of $40.4 million, $1.5 million in current liabilities and $43.9 million in working capital as of December 31, 2021. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to cash used to fund our operating activities during the quarter ended March 31, 2022.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $3.9 million compared to $4.3 million for the three months ended March 31, 2021. This decrease relates primarily to the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash provided by investing activities was $2.2 million for the three months ended March 31, 2022 compared to a net use of $9,000 for the three months ended March 31, 2021. This year-over-year change was due to the transfer of proceeds from investment maturities to our operating accounts to fund operating activities.

Financing Activities

Financing activities in the current quarter consist of principal payments on finance lease obligations. The prior year period includes net proceeds from the exercise of stock options.

Capital Requirements

Since our inception, we have incurred losses while advancing the R&D of our DM199 product candidate. We have not generated any revenues from product sales and do not know when or if, we will generate any revenues from product sales of our DM199 product candidate or any future product candidate. We expect to continue to incur substantial operating losses until such time as any future product sales, royalty payments, licensing fees and/or milestone payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as compared to prior periods as we continue the research, development and clinical studies of our DM199 product candidate. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any future product candidate, the absence of the assistance of a strategic partner, would further require us to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Accordingly, we expect we will need substantial additional capital to further our R&D activities, planned clinical studies, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidate to a point where the product candidate may be licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved, that additional funding will be required after licensing or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative cash flow per month will vary depending on our clinical activities and the timing of expenses incurred. We expect our current cash resources will be sufficient to allow us to continue our ReMEDy2 Phase 2/3 trial in patients with AIS, complete patient follow-up in our REDUX Phase 2 trial in patients with CKD, and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and specifically the initiation of new sites and enrollment in our clinical studies, the potential expansion of our current development programs, potential new development programs, the effects of the COVID-19 pandemic, staffing shortages and other factors on our clinical programs and operations, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically we have financed our operations primarily from sales of equity securities and the exercise of warrants and stock options, and we expect to continue this practice for the foreseeable future. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II -       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

From time to time, we may be subject to various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We are not currently engaged in or aware of any threatened legal actions which we believe could have a material adverse effect on our consolidated result of operations or financial position.

ITEM 1A.      RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities of our Company during the quarter ended March 31, 2022.

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
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v)  Notes to the Condensed Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File	Embedded within the Inline XBRL document and contained in exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: May 4, 2022	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)