Form 10-K
period 2022-12-31
DiaMedica Therapeutics Inc.
filed 2023-03-28
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________.

Commission file number: 001-36291

DIAMEDICA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
301 Carlson Parkway, Suite 210 Minneapolis, Minnesota (Address of principal executive offices)	55305 (Zip Code)

Registrant’s telephone number, including area code: (763) 496-5454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Shares, no par value per share	DMAC	Nasdaq Stock Market LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting common shares held by non-affiliates, computed by reference to the closing sales price at which the voting common shares were last sold as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Capital Market on that date, was $52.7 million.

As of March 28, 2023, there were 26,460,688 voting common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2023 Annual General and Special Meeting of Shareholders to be held May 17, 2023.

[page intentionally left blank]

DIAMEDICA THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

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

●

the clinical hold by the United States Food and Drug Administration (FDA) on the investigational new drug application (IND) for our ReMEDy2 trial and risks associated therewith, including that we may not be able to provide objective evidence acceptable to the FDA substantiating our belief as to the cause of the hypotension events that occurred and led to the clinical hold; our plan to resolve the issues and prevent future events may not be successful or may be more costly than anticipated; we may not be able to address sufficiently the concerns identified by the FDA or we may be required to collect additional data or information or conduct additional clinical testing beyond what the FDA has currently requested and what we currently expect; our ability to successfully engage with the FDA and satisfactorily respond to its requests for further information and data regarding the ReMEDy2 trial and the timing and outcome of our planned interactions with the FDA concerning the clinical hold; and the FDA may not remove the clinical hold on the IND for our ReMEDy2 trial in a timely manner or at all;

●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS and CKD and meet certain anticipated or target dates with respect to our clinical studies, including in particular our ReMEDy2 trial and especially in the light of the effects of novel strains of the coronavirus, or COVID-19, on site activations and enrollment, hospital and medical facility staffing shortages, and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility, and the clinical hold noted above;

●

uncertainties relating to regulatory applications and related filing and approval timelines and the possibility of additional future adverse events associated with or unfavorable results from the ReMEDy2 trial;

●

the adaptive design of our ReMEDy2 trial, which is intended to enroll approximately 350 participants at up to 75 sites in the United States, and the possibility that these numbers and other aspects of the study could increase depending upon certain factors, including additional input from the FDA and results of the interim analysis as determined by the independent data safety monitoring board;

●	the perceived benefits of our DM199 product candidate over existing treatment options for AIS and CKD;
●

the potential size of the markets for our DM199 product candidate for AIS and CKD and our ability to serve those markets and the rate and degree of market acceptance of, and our ability to obtain coverage and adequate reimbursement for, our DM199 product candidate for AIS and CKD both in the United States and internationally;

●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for AIS and CKD;

●	the success, cost and timing of our ReMEDy2 clinical trial, as well as our reliance on third parties to conduct our clinical trials;
●	our commercialization, marketing and manufacturing capabilities and strategy;

●	expectations regarding federal, state and foreign regulatory requirements and developments, such as potential FDA regulation of our DM199 product candidate for AIS and CKD;
●	our estimates regarding expenses, future revenue, capital requirements, how long our current cash resources will last and need for additional financing;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;
●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for AIS and CKD; and
●	our ability to obtain funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for AIS and CKD.

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

PART I

Item 1.         Business

Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. DiaMedica’s lead candidate DM199 is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be studied in patients. KLK1 is an established therapeutic modality in Asia for the treatment of acute ischemic stroke and chronic kidney disease, including hypertensive nephrosclerosis (hypertension). We have also identified a potential novel treatment for inflammatory diseases, DM300, which is currently early in the preclinical stage of development. Our long-term goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CKD.

AIS and CKD patients suffer from impaired blood flow in the brain and kidneys, respectively. These patients also tend to exhibit lower than normal levels of endogenous (produced by the body) KLK1 protein, which is produced primarily in the kidneys, pancreas and salivary glands. We believe treatment with DM199 could replenish levels of KLK1, thereby allowing the natural function of kallikrein-kinin system (KKS) to release bradykinin (BK) in the body where and when needed, releasing nitric oxide (NO) and prostaglandins (PG) in synergy, via the cyclic guanosine monophosphate (cGMP) and cyclic nucleotides cyclic adenosine monophosphate (cAMP) pathways, to relax smooth muscle in arteries to vasodilate the arteries and increase blood flow and oxygen.

In September 2021, we announced the initiation of the first site for our pivotal ReMEDy2 trial, a Phase 2/3 clinical trial of DM199 for the treatment of AIS and the first participant was enrolled in November 2021. The ReMEDy2 trial is a randomized, double-blind, placebo-controlled Phase 2/3 adaptive trial intended to enroll approximately 350 participants at up to 75 sites in the United States. Participants enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients with large vessel occlusions and imaging evidence of brain damage and those treated with tissue plasminogen activator (tPA) or any other thrombolytic. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with mechanical thrombectomy or tPA, which must be dosed within 4.5 hours from symptom onset.

The ReMEDy2 trial has two separate, independent, primary endpoints and is powered for success with either endpoint: 1) physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90, and 2) the rate of ischemic stroke recurrence through day 90. Secondary endpoints for the trial will evaluate, among other things, mRS shift (which shows the treatment effect on participants across the full spectrum of stroke severity), participant deaths and the National Institute of Health Stroke Score (NIHSS) and Barthel Index stroke scale. Recurrent strokes represent 25% of all ischemic strokes, often occurring in the first few weeks after an initial stroke and are typically more disabling, costly, and fatal than initial strokes.

On July 6, 2022, we announced that the United States Food and Drug Administration (FDA) placed a clinical hold on the investigational new drug application (IND) for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following the Company voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. The acutely low blood pressure levels in the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped, and the participants suffered no injuries. In response to the FDA’s clinical hold letter, on September 16, 2022, we submitted to the FDA supporting in-vitro data that the cause of the hypotensive events was likely related to switching to a new type of IV bag for use in the ReMEDy2 trial rather than continue with the type of IV bag used in the prior ReMEDy 1 trial, where DM199 was generally safe and well tolerated and no hypotensive episodes were reported. While there were no differences in the compatibility of DM199 with either type of IV bag, we observed significant differences in DM199 binding between the two types of IV bags used in the studies that we believe altered, and unintentionally elevated, the total amount of DM199 being administered to participants in the ReMEDy2 trial and thereby triggering the hypotensive events. In addition to our analysis of the events leading to and causing the hypotensive events, we also included in this FDA submission, proposed protocol modifications to address the mitigation of these events, including a reduction in the DM199 dose level for the initial IV dose to effectively match the well tolerated IV dose administered in the ReMEDy1 trial. Following review of this data, the FDA responded to our submission, indicating that the FDA was continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and any materials used during the infusion that come in contact with DM199 and the mechanical infusion pump, to further rule out any other cause of the hypotension events. In December 2022, we received written comments from the FDA clarifying its expectations for the design of the in-use study. These comments were incorporated into the study protocol and submitted to the FDA. In response the FDA recently indicated that the protocol appeared to be reasonable. The requested in-use study has been initiated and is being performed at an independent laboratory. The study is being conducted in two parts. Part 1 simulates actual use in the hospital and part 2 tests worst-case scenarios such as varying storage durations, temperature(s) and light. Part 1 is complete. We believe data from part 1 confirms our conclusions from prior testing that the IV dose administered in the ReMEDy2 study was higher than planned due to the change in IV bag materials and was the cause of the hypotension, and that a dose revision in ReMEDy2 should avoid the clinically significant hypotension. We have submitted these results and conclusions to the FDA for feedback and to request confirmation that all issues of the clinical hold will have been addressed after submission of data from part 2 of the in-use testing anticipated in April 2023.

We have also proactively initiated a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial.  The purpose of the study is to confirm, with human data, the DM199 serum concentration level achieved with the IV dose and further evaluate safety and tolerability. In the event that the FDA does not agree that the results of the in-use study support the proposed dose revision, the data from this Phase 1C study can be used to support the rationale for the IV dose selected for the ReMEDy2 trial.  The Phase 1C study is being conducted in Australia and is intended to enroll up to 15 healthy, adult participants. Enrollment in the study has commenced and preliminary data is expected to be available in May 2023.

There can be no assurance that we will be able to fully respond to the FDA’s latest questions sufficiently for the FDA to lift the clinical hold on a timely basis or at all. It is also possible that the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold, such as requiring us to complete additional clinical testing or imposing stricter approval conditions than we recently proposed for our DM199 product candidate. We may not enroll any additional participants in the ReMEDy2 trial until we provide the FDA with the requested data and the FDA notifies us that the FDA has lifted the clinical hold and we may resume enrollment in the clinical trial.

In September 2021, the FDA granted Fast Track designation to DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including pre-IND meetings, end-of-phase 1 meetings and end-of-phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.

With respect to our Phase 2 REDUX trial of DM199 in CKD, interim data was presented at the American Society of Nephrology’s (ASN) annual Kidney Week meeting in November 2021. In the IgA Nephropathy (IgAN) cohort, in addition to continuing to show statistically significant reductions (averaging over 30% decrease) in albuminuria in participants with moderate to severe baseline albuminuria, the trial also demonstrated early signals of potential disease modification with the APRIL and IgA1 biomarkers showing mean decreases of 35% and 22% overall, respectively, after three months of treatment. In the African American cohort, participants were hypertensive with CKD and non-diabetic. Participants in this cohort with moderate to severe baseline albuminuria saw a mean decrease in albuminuria of over 50%, improvement in blood pressure and stable estimated glomerular filtration rate (eGFR). As of March 31, 2022, all participants had completed their treatment periods. We are currently evaluating next steps for our CKD program as we proceed with analyzing the complete data set from the REDUX trial.

We believe DM199 has the potential to treat a variety of diseases where restoring healthy function requires sufficient activity of KLK1 and its system, KKS. Today, forms of KLK1 derived from human urine and the pancreas of pigs are approved and sold in Japan, China and Korea to treat AIS, CKD, retinopathy, hypertension and related vascular diseases. We believe millions of patients have been treated with these KLK1 therapies and the data from more than 200 published papers and studies support its clinical benefit. However, there are numerous regulatory, commercial and clinical drawbacks associated with KLK1 derived from these sources which can be overcome by developing a synthetic version of KLK1 such as DM199. We believe higher regulatory standards and potential antibody reactions are the primary reasons why KLK1 derived from these sources are not currently available and used in the United States or Europe. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor are we aware of any recombinant version in development other than our drug candidate, DM199.

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

KLK1 is involved in multiple biochemical processes. The most well-characterized activity of KLK1 is the enzymatic cleavage of low molecular weight kininogen (LMWK) to produce Lys-bradykinin (BK)-like peptides, collectively known as kinins, which activate BK receptors (primarily BK2R with some BK1R), see graphic below. Activation of BK receptors by kinins sets in motion metabolic pathways which locally produce nitric oxide, prostaglandins and other anti-inflammatory mediators that can improve blood flow (through vasodilation), dampen inflammation and protect tissues and end-organs from ischemic damage. Scientific literature, including publications in Circulation Research, Immunopharmacology and Kidney International, suggests that lower endogenous KLK1 levels in patients are associated with diseases related to vascular disorders, such as stroke, kidney diseases and hypertension. DM199, as a protein replacement therapy, may replenish KLK1 levels to properly activate the KKS driving the local production of nitric oxide, prostaglandins and other anti-inflammatory mediators, to promote endothelial health and protect the brain and kidney from damage. By providing additional supply of the KLK1 protein, DM199 treatment could potentially improve blood flow to and reduce inflammation in damaged end-organs, such as the brain and the kidneys, supporting their structural integrity and normal functioning.

DM199 (KLK1) and Our Therapeutic Hypothesis

We have conducted numerous internal and third-party analyses to demonstrate that DM199 is structurally and functionally equivalent to KLK1 derived from human urine. Specifically, the amino acid structure of DM199 is effectively identical to the human urine form, and the enzymatic and pharmacokinetic profiles are substantially similar to both human urine and porcine derived KLK1. The physiological effects of DM199 on blood pressure, from our completed studies, is similar to that of human urine and porcine-derived forms of KLK1. We believe that the results of this work suggest that the therapeutic action of DM199 will be the same or, potentially, better than that of the forms of KLK1 marketed in Asia.

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

●

Our Phase 2 ReMEDy1 trial of DM199 in the treatment of AIS (n=91) met our primary safety and tolerability end points and demonstrated a statistically significant reduction in the number of participants with recurrent ischemic stroke (reported as stroke in evolution or stroke progression by the investigators) in the active treatment group: 0 (0%) participants treated with DM199 vs. 6 (13%) on placebo (p=0.012), with 4 of the 6 resulting in participant death. In a subgroup analysis of participants not receiving mechanical thrombectomy prior to enrollment (n=46), patients treated with DM199 demonstrated a 22% absolute improvement in excellent outcomes (recovering to an NIHS score of 0-1). In participants treated with DM199 (n=25) vs. supportive care and/or tPA (n=21), the results showed that 36% of participants receiving DM199 progressed to a full or nearly full recovery at 90 days (NIHSS: 0-1), compared to 14% of participants in the placebo group. This represents a 22% absolute increase in the proportion of participants achieving a full or nearly full recovery. Additionally, subject deaths decreased from 24% in the placebo group to 12% in the DM199 treatment group, a 50% relative reduction. This subgroup represents the participants most closely aligned with the target treatment population for DM199 in our ReMEDy2 trial.

●

Interim data from our Phase 2 REDUX trial of DM199 in CKD was presented at the American Society of Nephrology’s (ASN) annual Kidney Week meeting in November 2021. In the hypertensive African American cohort demonstrated an over 50% mean reduction in albuminuria in participants with moderate to severe baseline albuminuria and significant reductions in systolic and diastolic blood pressure levels at the 2µg/kg dose level after three months of treatment. The IgA Nephropathy (IgAN) cohort, in addition to showing statistically significant reductions (averaging an over 30% decrease) in albuminuria in participants with moderate to severe baseline albuminuria, the trial also demonstrated early signals of potential disease modification with the APRIL and IgA1 average biomarker decreases of 35% and 22% overall, respectively, after three months of treatment.

In all completed studies, DM199 was shown to be generally safe and well tolerated. The primary adverse events noted in our studies with healthy volunteers included headache, erythema (redness), dizziness, venous puncture (blood draw) site reaction. The most common adverse events in people with diabetes with or without chronic kidney disease included orthostatic hypotension, local injection site irritation/redness, and diarrhea. The most common adverse events seen in people with acute ischemic stroke include constipation, oral candidiasis (yeast/fungal infection of mouth) and nausea.

Supporting Data for Use of DM199 (KLK1):

KLK1 derived from human urine was approved in China in 2005 and became the standard of care in 2010. KLK1 derived from the pancreas of pigs has been approved in Japan for several decades. There is one company selling human urine derived KLK1 in China. We believe that approximately 20 companies are marketing porcine KLK1 in Japan, China and Korea for hypertension, certain chronic kidney and other vascular diseases. We have identified several hundred papers supporting the clinical use of urinary and porcine derived KLK1 from China, Japan and Korea.

Studies have shown that lower KLK1 levels are also a predictor of stroke recurrence. The red line in the graph below represents patients in the lowest KLK1 quartile who were at the highest risk for recurrence of stroke. (2,478 stroke patients and event free survival over 5 years).

Low KLK1 Levels Are Associated With Stroke Recurrence

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

Low KLK1 Levels Are Associated With Chronic Kidney Disease

Source: Immunopharmacology 44 1999. 183–192

Our Strategy

Our mission is to improve the lives of people suffering from serious diseases. Our near-term goal is to principally focus on executing our ReMEDy2 Phase 2/3 trial of DM199 in AIS and to finalize plans for the next steps for our CKD program. Key elements of our strategy include:

●	DM199 for AIS – work to resolve the clinical hold of the IND for our ReMEDy2 Phase 2/3 trial and resume site activation and participant enrollment;
●	DM199 for CKD – evaluate next steps for our CKD program as we proceed with continuing to analyze the complete data set from the REDUX trial;
●	Continue manufacturing process development to support applications for commercial approval of DM199; and
●	Identify a strategic partner(s) to assist with future clinical development and commercialization of DM199.

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

More specifically, with respect to an ischemic stroke, at the site of a blood flow blockage in the brain, there exist two major ischemic zones – the core ischemic zone with nearly complete loss of blood flow (blood flow below 10% to 25%), and the surrounding ischemic penumbra, a rim of mild to moderately ischemic tissue surrounding the core ischemic zone. Within minutes, the significant lack of blood flow in the core ischemic zone deprives these cells of glucose and oxygen which rapidly depletes energy stores and triggers the loss of ion gradients, ultimately leading to neuronal cell death, or apoptosis. The ischemic penumbra zone, however, may remain viable for several hours via collateral arteries that branch from the main occluded artery in the core ischemic zone. Unfortunately, the penumbra is at great risk of delayed tissue damage due to inflammation which may also lead to neuronal cell death. As time goes on, a lack of blood flow in the core ischemic zone (infarct) may lead to fluid buildup (edema) and swelling which creates intracranial pressure. This pressure on the brain leads to tissue compression resulting in additional ischemia. Additional events in AIS include vascular damage to the blood vessel lining or endothelium, loss of structural integrity of brain tissue and blood vessels and inflammation. A stroke can lead to permanent damage with memory loss, speech problems, reading and comprehension difficulties, physical disabilities and emotional/behavioral problems. The long-term costs of stroke are substantial, with many patients requiring extended hospitalization, extended physical therapy or rehabilitation and/or long-term institutional or family care. However, provided the extended window of viability in the penumbra, next generation stroke therapies are being developed to protect valuable brain tissue during the hours to a week after a stroke.

Unmet Medical Need in AIS

According to the World Health Organization, each year approximately 1.7 million people in the U.S., Europe and Japan and approximately 15 million people worldwide suffer a stroke, of which 5 million will die and 5 million will be permanently disabled. According to the U.S. Centers for Disease Control and Prevention (CDC) approximately 87% of all strokes are ischemic in nature, meaning a blockage of blood flow in/to the brain. We believe that stroke represents an area of significant unmet medical need and a KLK1 therapy (such as DM199) could provide a significant patient benefit, in particular given its proposed treatment window of up to 24 hours after the first sign of symptoms. Currently, the only FDA-approved pharmacological intervention for AIS is tPA, which is approved to be given within 3 hours of symptom onset; however, we understand that based upon supplemental clinical research and common practice, it is typically administered up to 4.5 hours from symptom onset. Treating patients with tPA during this time window can be challenging because it is difficult to determine precisely when symptoms began and a patient must undergo brain imaging before treatment to rule out a hemorrhagic stroke, a ruptured blood vessel causing bleeding within the brain. Mechanical thrombectomy, a procedure which attempts to remove the clot using catheter-based tools, is also available to certain patients. Despite the availability of these treatments, we believe they are relevant to approximately 20% of ischemic stroke patients due to the location of the clot, the elapsed time after the stroke occurred or other safety considerations. Thus, we believe DM199 may offer significant advantages over the current treatment options in that it fills a serious, unmet need for patients who cannot receive tPA or mechanical thrombectomy. Additionally, we believe DM199 may also offer a complementary follow-on treatment for patients who initially receive tPA or mechanical thrombectomy by enabling sustained blood flow improvements to the brain during the critical weeks and months after a stroke, reducing the risk of stroke recurrence.

Acute Ischemic Stroke Treatment Options

According to the CDC, stroke incidence in the United States and its related effects include:

●

Every year in the United States, approximately 800,000 people experience a stroke (ischemic or hemorrhagic). Approximately 600,000 of these are first events and approximately 25%, or 200,000, are recurrent stroke events.

●

Approximately one of every 20 deaths in the United States is caused by stroke and is the fifth leading cause of death. On average, someone in the United States has a stroke every 40 seconds and someone dies from a stroke every 3.5 minutes.

●	Stroke is the leading cause of serious long-term disability and reduces mobility in more than half of stroke survivors aged 65 and over.
●	Risk of having a first stroke is nearly twice as high for African Americans as for Caucasians, and African Americans have the highest rate of death due to stroke.
●	Stroke-related costs in the United States came to nearly $53 billion between 2017 and 2018, including the cost of health care services, medications and missed days of work.

DM199 – Our Novel Solution for the Treatment of AIS

As depicted in the graphic below, we believe DM199 has the potential to preserve “at risk” brain tissue by increasing cerebral blood flow. DM199 (KLK1) locally activates nitric oxide and prostaglandins to selectively vasodilate arteries in the ischemic penumbra and increase collateral blood flow, in particular in the at-risk penumbra area following a stroke to improve blood flow and oxygen levels to:

●	Improve stroke recovery – save cerebral tissue in the ischemic penumbra reducing the size and impact of the stroke
●	Reduce burden of stroke recurrence – improved collateral blood flow reduces the risk of arterial re-occlusion (stroke)

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

We are developing DM199 to treat AIS patients with a therapeutic window of up to 24 hours after the first sign of symptoms, well beyond the current window of up to 4.5 hours from symptom onset for tPA, thereby filling a large unmet need for those patients who cannot receive tPA under the currently available treatment window of tPA. This important attribute could potentially make therapy available to the millions of patients worldwide who currently have limited treatment options.

Supporting Data from the Use of Urine-derived KLK1 for the Treatment of AIS in China

In China, Kailikang® is approved and marketed by Techpool Bio-Pharma Inc., a company controlled by Shanghai Pharmaceuticals Holding Co. Ltd. Kailikang has been approved for the treatment of AIS in China. We believe the initial treatment window is up to 48 hours after stroke symptom onset. Based on IQVIA data, other publications and our own internal analysis, we estimate that over 600,000 stroke patients were treated in 2021 with Kailikang in China. More than 50 published clinical studies, covering over 4,000 stroke patients, have demonstrated a beneficial effect of Kailikang treatment in AIS including improvements in standard stroke scores, increased blood flow, reduced infarct size/ischemia in the brain. According to a publication in the China Journal of Neurology, in a double-blinded, placebo-controlled trial of 446 participants treated with either Kailikang or a placebo with initial treatment administered up to 48 hours after symptom onset showed significantly better scores on the European Stroke Scale and Activities of Daily Living at three weeks post-treatment and after three months using the Barthel Index.

Additionally, a comprehensive meta-analysis covering 24 clinical studies involving 2,433 patients published in the Journal of Evidence-Based Medicine concluded that human urinary KLK1 appears to ameliorate neurological deficits for patients with AIS and improves long-term outcomes, though a few treated patients suffered from transient hypotension.

Furthermore, in a retrospective study covering 300 consecutive AIS patients, published in Brain and Behavior March 2018, patients treated with human urinary KLK1 experienced a 6.5% absolute reduction (p=0.009) in recurrent strokes (39% relative) within one year.

CKD Background and Disease Pathology

Chronic Kidney Disease Background

CKD is characterized by a progressive decline in overall kidney function as measured by the eGFR, a test used to evaluate blood flow through the kidneys, and albuminuria, a marker for glomerular injury which is a measure of the amount of albumin protein excreted in your urine and an indicator for how well the kidneys are filtering excess fluid and waste products out of your blood. As glomerular filtration decreases, the body’s ability to continue to regulate its many functions, including the elimination of metabolic waste, is lost and ultimately, may result in severe physiologic consequences. Among multiple underlying causes, CKD often begins with an increase in blood glucose which leads to the thickening of the glomerular membrane, known as fibrosis. As the kidney function becomes impaired, eGFR generally decreases and albuminuria generally increases. Increased albuminuria means that abnormal amounts of protein are released into the urine collecting tubules of the kidney through damaged capillary pores in the glomerular floor. Additionally, increased blood glucose leads to increased blood pressure, elevated reactive oxygen species, advanced glycation end product formation (harmful compounds that are formed when protein or fat combine with sugar in the bloodstream) and inflammation. As these continue, structural components of the kidney begin to collapse, resulting in cell ischemia and cell death. As the renal damage continues, a progressive thickening of the glomerular basement membrane is seen along with continued pathological changes in the cells and inflammation. Early stages of CKD are characterized as microalbuminuria (small amounts of protein leak into the urine). Late stages are characterized as macroalbuminuria (large amounts of protein leak into the urine). The rate of decline depends on a number of factors including the type of diabetes, genetic predisposition, glycemic controls and blood pressure. At the final stages of CKD, the kidneys fail completely and dialysis or a kidney transplant is needed.

Unmet Medical Need in CKD

CKD is a widespread health problem that generates significant economic burden throughout the world:

●	According to the National Kidney Foundation, 37 million Americans have CKD and 1 in 3 Americans are at-risk for kidney disease.
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

DM199 – Our Novel Solution for the Treatment of CKD, Including Hypertensive Nephrosclerosis

We believe DM199 has the potential to offer meaningful therapeutic benefits for CKD patients. We believe that the KLK1 protein plays a vital role in maintaining normal kidney function, promoting the production of nitric oxide, prostaglandin and other anti-inflammatory mediators which are important for kidney health and integrity. Patients with moderate to severe CKD often excrete abnormally low levels of KLK1 in their urine, leading to the hypothesis that a KLK1 deficit contributes to disease progression.

Additionally, KLK1 is the main source of bradykinin (BK) in resting conditions. BK opposes the prohypertensive renin, angiotensin, aldosterone system (RAAS) by restoring regulation of the epithelial sodium channel (EnaC) and increasing sodium and fluid excretion. DM199 augments low KLK1 levels and promotes natriuresis (excretion of sodium in urine). This regulation of EnaC with DM199 may contribute to lowering blood pressure in hypertensive patients and in particular in patient’s considered to be salt-sensitive.

By providing additional KLK1, we believe DM199 has the potential to:

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

DM199 treatment is intended to directly replenish KLK1 levels to maintain, or possibly restore, kidney function. Current treatment options, especially ACEi drugs, primarily slow the rate of decline in kidney function but are associated with side effects. Importantly, it is becoming increasingly clear that part of the beneficial effect of ACEi drugs involves preventing the normal breakdown of BK leading to substantial increases in BK levels throughout the body. However, these effects can be unregulated and ACEi drugs therefore can generate excessive BK where it is not needed, potentially leading to side effects such as persistent cough, angioedema (swelling of skin and tissue) and hyperkalemia (abnormally high potassium levels that can lead to cardiac arrest and sudden death). Most importantly, even with the use of ACEi or ARB medications in CKD patients, there remains high unmet need as a majority of CKD patients still experience a progressive loss of renal function over time. We believe DM199 treatment, either alone or in combination with an ARB, could potentially restore normal KLK1 levels allowing the KKS to perform its normal physiological processes and release BK when and where it is needed, avoiding these side effects.

We intend to seek approval for use of DM199 as a novel therapy for CKD. Protein replacement therapy with DM199, through the activation of the KKS, may complement and balance RAAS, primarily targeted by ACEis and ARBs, and may potentially improve the function of the diseased renal system by improving blood flow and vasodilation, as well as reducing blood pressure.

Supporting Data from the Use of Porcine-Derived KLK1 for the Treatment of CKD in Japan, China and Korea

KLK1 derived from the pancreas of pigs is currently used to treat CKD in Japan, China and Korea. Specifically, porcine KLK1 is also used to treat hypertension and retinopathy. Based on data published by the data analytics company IQVIA and our own internal analysis, we estimate that millions of patients have been treated with porcine KLK1 for these and other vascular diseases. We have identified 17 clinical papers, supporting the therapeutic activity of porcine KLK1 in CKD patients, whether given alone or in combination with an ARB. These unblinded studies involve treatment durations ranging from a few weeks up to six months and report improvement in kidney disease based on decreased urinary albumin excretion rates and other clinical endpoints of kidney disease.

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

Acute Ischemic Stroke

Currently, there is one approved pharmaceutical treatment for AIS. That treatment is tPA (marketed under the brand name Activase®), and its therapeutic window is limited to up to 4.5 hours after the AIS. There are, however, a number of companies that are actively pursuing a variety of approaches to develop pharmaceutical products for the treatment of AIS including, among others:

●	Stem cells (Athersys, Inc.)
●	tPA extended treatment window (Genentech / Boehringer Ingelheim)
●	Tenecteplase (Genentech / Boehringer Ingelheim)
●	Cerebral edema (Biogen Inc.)
●	Anti-inflammatory and clot dissolving (Biogen Inc.)
●	Cell protection and anti-inflammation (ZZ Biotech LLC)
●	Inhibiting platelet aggregation (Acticor Biotech SAS)
●	Neuroprotector (Mitsubishi)

There is a large unmet therapeutic need for AIS treatments that can be administered beyond the 4.5-hour time window of tPA. With this large unmet therapeutic need, there is significant competition to develop new therapeutic options. New therapeutic options in development include tissue protection focused therapies (deliverable from hours to days after the stroke) that are intended to preserve and protect brain cells beyond the tPA therapeutic window. Currently, the most advanced treatments involve the mechanical removal of blood clots in the large arteries supplying blood to the brain through sophisticated catheter-based approaches, referred to as mechanical thrombectomy. According to published research, use of mechanical thrombectomy is growing and the window of time after a stroke where the procedure can be used is widening. The goal is to provide treatment options for the vast majority of AIS patients who do not receive hospital care early enough to qualify for tPA therapy. We believe there is a very significant market opportunity for a drug that has a therapeutic window beyond that of tPA and is able to obtain regulatory approval.

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

There are several pharmaceutical products for the treatment of CKD currently in clinical development, some of which include:

●	Mineralcorticortisteroid receptor agonist (Bayer HealthCare Pharmaceuticals LLC)
●	Chymase inhibitor (Bayer HealthCare Pharmaceuticals LLC)
●	Transient receptor potential canonical channel 5 (Goldfinch Bio)
●	CCR2 receptor antagonists (ChemoCentryx, Inc., Bristol-Myers Squibb Company)
●	Oxidative stress, cyclo-oxygenase 2 inhibitors (Reata Pharmaceuticals, Inc.)
●	Glycosylation inhibitors (Glycadia, Inc. aka Glycadia Pharmaceuticals)

●	Endothelin A receptor antagonists (Chinook therapeutics, Inc.)
●	Cyclin nucleotide phosphodiesterase inhibitor (Pfizer Inc.)
●	Aldosterone synthase inhibitors (Cincor Pharma/AstraZeneca, Mineralys Therapeutics)
●	Aldosterone receptor antagonists (Mitsubishi Tanabe Pharma Corporation)
●	Nitric oxide enzyme inhibitor (GenKyoTex SA)

Current treatment strategies for CKD include the strict control of high blood pressure and high blood sugar. The ACEi drug Captopril® is approved for use in patients with CKD due to Type 1 diabetes and both ACEi and ARBs are widely prescribed to slow the progression of CKD. Note however that the treatment with ACEi has been linked to hyperkalemia (elevated blood potassium levels), which increases the risk for abnormal heart rhythms and sudden death. In fact, two clinical trials investigating the use of ACEi and ARB combination therapy in kidney disease were stopped prematurely because participants developed hyperkalemia. The added complication of hyperkalemia may result in patients receiving smaller, or suboptimal, doses or patients being untreated because they cannot tolerate the treatment. Additional side effects with ACEi treatment are angioedema (swelling of skin tissue) and persistent cough.

INVOKANA® (canagliflozin) and other SGLT-2 inhibitors are approved for use in patients to reduce the risk of ESRD, worsening of kidney function, cardiovascular death and hospitalization for heart failure in adults with Type 2 diabetes and DKD with a certain amount of protein in the urine. Potential side effects of SGLT-2 inhibitors include lower limb amputations, dehydration, diabetic ketoacidosis and genital mycotic infections.

We are aware of one approved treatment for IgAN, a disease which leads to CKD. On December 15, 2021, the FDA granted accelerated approval to Calliditas Therapeutics AB’s “TARPEYO™” (budesonide) for the reduction of albuminuria in adult primary IgAN patients at risk of rapid disease progression, generally indicated by a urine protein-to-creatinine ratio (UPCR) ≥1.5g/g. TARPEYO (developed under the project name NEFECON) was specifically designed for and is the first and only FDA-approved treatment in this disease. It has not been established whether TARPEYO slows kidney function decline in patients with IgAN and continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory clinical trial. Additionally, there are several pharmaceutical products specifically for the treatment of IgAN currently in clinical development, some of which include:

●	Dual acting ARB and endothelin receptor antagonist (Travere Therapeutics, Inc.)
●	Antibody MASP-2 inhibitor (Omeros Corporation)
●	Small-molecule inhibitor of complement factor B (Novartis AG)
●	Small-molecule inhibitor Nrf2 activator/NFkB inhibitor (Reata Pharmaceuticals, Inc.)
●	APRIL inhibitor (Vera Therapeutic and Chinook Therapeutics)

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

DM199 Clinical Trials

AIS Phase 2/3 ReMEDy2 Trial

In September 2021, we announced the initiation of the first site for our pivotal ReMEDy2 trial, a Phase 2/3 clinical trial of DM199 for the treatment of AIS and the first participant was enrolled in November 2021. The ReMEDy2 trial is a randomized, double-blind, placebo-controlled Phase 2/3 adaptive trial intended to enroll approximately 350 participants at up to 75 sites in the United States. Participants enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients with large vessel occlusions and imaging evidence of brain damage and those treated with tissue plasminogen activator (tPA) or any other thrombolytic. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with mechanical thrombectomy or tPA, which must be dosed within 4.5 hours from symptom onset.

The ReMEDy2 trial has two separate, independent, primary endpoints and is powered for success with either endpoint: 1) physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90, and 2) the rate of ischemic stroke recurrence through day 90. Secondary endpoints for the trial will evaluate, among other things, mRS shift (which shows the treatment effect on participants across the full spectrum of stroke severity), participant deaths and the National Institute of Health Stroke Score (NIHSS) and Barthel Index stroke scale. Recurrent strokes represent 25% of all ischemic strokes, often occurring in the first few weeks after an initial stroke and are typically more disabling, costly, and fatal than initial strokes.

On July 6, 2022, we announced that the FDA placed a clinical hold on the IND for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following the Company voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. The acutely low blood pressure levels in the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped, and the participants suffered no injuries. In response to the FDA’s clinical hold letter, on September 16, 2022, we submitted to the FDA supporting in-vitro data that the cause of the hypotensive events was likely related to switching to a new type of IV bag for use in the ReMEDy2 trial rather than continue with the type of IV bag used in the prior ReMEDy 1 trial, where DM199 was generally safe and well tolerated and no hypotensive episodes were reported. While there were no differences in the compatibility of DM199 with either type of IV bag, we observed significant differences in DM199 binding between the two types of IV bags used in the studies that we believe altered, and unintentionally elevated, the total amount of DM199 being administered to participants in the ReMEDy2 trial and thereby triggering the hypotensive events. In addition to our analysis of the events leading to and causing the hypotensive events, we also included in this FDA submission, proposed protocol modifications to address the mitigation of these events, including a reduction in the DM199 dose level for the initial IV dose to effectively match the well tolerated IV dose administered in the ReMEDy1 trial. Following review of this data, the FDA responded to our submission, indicating that the FDA was continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and any materials used during the infusion that come in contact with DM199 and the mechanical infusion pump, to further rule out any other cause of the hypotension events. In December 2022, we received written comments from the FDA clarifying its expectations for the design of the in-use study. These comments were incorporated into the study protocol and submitted to the FDA. In response the FDA recently indicated that the protocol appeared to be reasonable. The requested in-use study has been initiated and is being performed at an independent laboratory. The study is being conducted in two parts. Part 1 simulates actual use in the hospital and part 2 tests worst-case scenarios such as varying storage durations, temperature(s) and light. Part 1 is complete. DiaMedica believes data from part 1 confirms its conclusions from prior testing that the IV dose administered in the ReMEDy2 study was higher than planned due to the change in IV bag materials and was the cause of the hypotension, and that a dose revision in ReMEDy2 should avoid the clinically significant hypotension. We have submitted these results and conclusions to the FDA for feedback and to request confirmation  that all issues of the clinical hold will have been addressed after submission of the data from part 2 of the in-use testing anticipated in April 2023.

We also have proactively initiated a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial.  The purpose of the study is to confirm, with human data, the DM199 serum concentration level achieved with the IV dose and further evaluate safety and tolerability. In the event that the FDA does not agree that the results of the in-use study support the proposed dose revision, the data from this Phase 1C study can be used to support the rationale for the IV dose selected for the ReMEDy2 trial.  The Phase 1C study is being conducted in Australia and is intended to enroll up to 15 health, adult participants. Enrollment in the study has commenced and preliminary data is expected to be available in May 2023.

There can be no assurance that we will be able to fully respond to the FDA’s latest questions sufficiently for the FDA to lift the clinical hold on a timely basis or at all. It is also possible that the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold, such as requiring us to complete additional clinical testing or imposing stricter approval conditions than we recently proposed for our DM199 product candidate. We may not enroll any additional participants in the ReMEDy2 trial until we provide the FDA with the requested data and the FDA notifies us that the FDA has lifted the clinical hold and we may resume enrollment in the clinical trial.

Prior to voluntarily halting enrollment, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may continue to experience these conditions if and when we are able to resume enrollment. We believe this was due to a number of factors, including the reduction or suspension of research activities at our current and targeted clinical study sites, as well as staffing shortages, due to COVID-19 and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility. We intend to continue to take certain actions, including bringing certain site engagement responsibilities in-house and engaging a clinical services consulting firm to provide staff support to study sites as needed, to assist study sites in overcoming these issues, if and when we resume enrollment in the ReMEDy2 trial, however no assurances can be provided as to if and when these issues will resolve.

In September 2021, the FDA granted Fast Track designation to DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including pre-IND meetings, end-of-phase 1 meetings and end-of-phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.

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

Prior to enrollment, 44 of the 91 evaluable participants (48%) received mechanical thrombectomy intervention, a catheter-based treatment intended to physically remove clots and potentially available for patients who have a large vessel occlusion and can be treated within 6 to 24 hours of the onset of stroke symptoms. While approximately 20% of AIS patients are believed to be eligible for a mechanical thrombectomy, currently only about 5% to 10% receive the treatment due to elapsed time post-stroke or unavailability of the therapy at the hospital where the patient presents. DM199 is intended to treat the approximately 80% of AIS patients who are not eligible for either mechanical thrombectomy or tPA. Treatment for these patients is limited to supportive care. Due to the large volume of participants receiving mechanical thrombectomy prior to enrollment in the ReMEDy1 trial, and a disproportionate distribution of these participants between the active treatment and placebo groups, DM199 did not produce a therapeutic effect on physical recoveries in the overall trial analysis.

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

In addition, in the evaluable participants (n=91), a significant reduction in the number of participants with recurrent ischemic stroke was noted in the active treatment group: 0 (0%) participants treated with DM199 vs. 6 (13%) on placebo (p=0.012), with 4 of the 6 resulting in participant death.

We believe these findings from our Phase 2 ReMEDy1 trial, which are consistent with the use of Kailikang in China, provide a signal that recombinant human KLK1 appears safe and may have promise as a new treatment for physicians who have limited options for the treatment of patients following an AIS.

CKD Phase 2 REDUX Trial

In October 2019, the FDA accepted our Phase 2 clinical trial protocol for the treatment of CKD caused by rare or significant unmet diseases. Enrollment commenced in December 2019 and was completed in December 2021. The trial named REDUX, Latin for restore, is a multi-center, open-label investigation of participants with mild or moderate CKD (Stage II or III) and albuminuria. The trial was conducted in the United States and was focused on participants with CKD: Cohort 1 was focused on non-diabetic, hypertensive African Americans (AA) with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. Cohort 2 was focused on participants with IgA Nephropathy. Cohort 3 was focused on participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria (DKD). The trial evaluated two dose levels of DM199 within each cohort. Study participants received DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints, evaluated after three months of treatment, included safety, tolerability, blood pressure, albuminuria and kidney function, which are evaluated by changes from baseline in estimated glomerular filtration rate and albuminuria, as measured by the urinary albumin to creatinine ratio.

In June 2021 we announced interim results and in November 2021 we announced additional interim results. The interim results indicated that DM199, after three months of treatment, was demonstrating clinically meaningful improvements in kidney function in Cohorts 1 and 2, as measured by simultaneously stabilizing estimated glomerular filtration rate (eGFR) and decreasing the urinary albumin-to-creatinine ratio (UACR). Additionally, in participants who were hypertensive (Cohorts 1 and 3), DM199 reduced blood pressure by clinically significant levels and importantly, there was no effect on participants who were not hypertensive (Cohort 2). We reported the following preliminary data:

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

DM199 was generally safe and well tolerated across all cohorts. AEs were generally mild to moderate in severity, with the most common being local injection site irritation, and all resolved without medical intervention.

We completed enrollment in REDUX with a total 84 subjects enrolled, including 24 African American subjects into Cohort 1, 25 subjects with IgAN into Cohort 2 and 35 subjects with Type 2 diabetes in Cohort 3. As of March 31, 2022, all participants had completed their treatment periods. We are currently evaluating next steps for our CKD program as we proceed with continuing to analyze the complete data set from the REDUX trial.

CKD Phase 1b

In July 2019, we completed a Phase 1b clinical trial of DM199 in participants with moderate or severe CKD caused by Type 1 or Type 2 diabetes. The trial was performed to assess the pharmacokinetics (PK) of three dose levels of DM199 (3, 5 and 8 µg/kg), administered in a single subcutaneous dose, as well as the evaluation of safety, tolerability and secondary pharmacodynamic (PD) endpoints. The trial results demonstrated that at the 3µg/kg dose level, the PK profiles were similar between moderate and severe CKD participants, and consistent with healthy subjects (normal kidney function) tested previously. Additionally, DM199 was well tolerated with no dose-limiting tolerability observed. There were no deaths, no discontinuations due to a treatment-related adverse event (AE) and no treatment-related significant adverse events (SAEs). AEs were minor and consistent with standard treatment(s) in the CKD patient population. We announced favorable overall interim PD results from the first 28 subjects that included short-term improvements in NO levels, average increase of 35%, PG levels, average increase of 41%, eGFR, average increase of 4.08 mL/min/1732, and the UACR excluding subjects with normal UACR levels at baseline, average decrease of 18.7%. PD results appeared to be drug related in that the greatest improvements occurred approximately 24 hours after DM199 administration and subsequently declined.

Potential DM199 Commercial Advantages

Several researchers have studied the structural and functional properties of KLK1. This deep body of knowledge has revealed the potential clinical benefits of KLK1 treatments. Today, forms of KLK1 derived from human urine and the pancreas of pigs are approved and sold in Japan, China and Korea to treat AIS, CKD, retinopathy, hypertension and related diseases. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor any recombinant version in development other than our drug candidate DM199. We believe at least five companies have attempted, unsuccessfully, to create a recombinant version of KLK1.

The growing understanding of the role of KLK1 in human health and its use in Asia as an approved therapeutic highlight two important potential commercial advantages for DM199:

●

KLK1 treatment is sold in Japan, China and Korea. Research has shown that patients with low levels of KLK1 are associated with a variety of diseases related to vascular dysfunction, such as AIS, CKD, retinopathy and hypertension. Clinical trial data with human urine and porcine derived KLK1 has demonstrated statistically significant clinical benefits in treating a variety of patients with KLK1 compared to placebo. These efficacy results are further substantiated by established markets in Japan, China and Korea for pharmaceutical sales of KLK1 derived from human urine and the pancreas of pigs. We estimate that millions of patients have been treated with these forms of KLK1 in Asia. Altogether, we believe this supports a strong market opportunity for a recombinant version of KLK1 such as DM199.

●

KLK1 treatment has had limited side effects and has been well tolerated in studies to date. KLK1 is naturally produced by the human body; and, therefore, the body’s own control mechanisms act to limit potential side effects. The side effect observed to limit participant tolerability in our clinical trials was orthostatic hypotension, or a sudden drop in blood pressure, which has been primarily seen at doses 10 to 20 times higher than our anticipated therapeutic dose levels. Most recently, clinically significant, transient hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199 was experienced by three participants in our ReMEDy2 trial which were the cause of the Company pausing participant enrollment and the FDA placing a clinical hold on the IND for our ReMEDy2 trial. The blood pressure levels of the three participants recovered back to their baseline blood pressure within minutes after IV infusion was stopped and the participants suffered no injuries. We believe that these events were caused by our switching away from the type of IV bag used in the prior ReMEDy1 trial, where no hypotensive episodes were reported, which resulted in an unintended, elevated dose of DM199 being delivered in the ReMEDy2 trial. We believe that by reducing the dose rate for the IV infusion to a level that matches the effective dose rate in the ReMEDy1 trial, we can manage and/or eliminate the clinically significant hypotensive events.

Moreover, we understand that routine clinical use of KLK1 treatment in Asia has been well-tolerated by patients for several decades. In 2017, we completed a clinical trial comparing the pharmacokinetic profile of DM199 to the human urinary form of KLK1 (Kailikang), which showed DM199, when administered in intravenous form, had a similar pharmacokinetic profile. Further, when DM199 was administered subcutaneously, DM199 demonstrated a longer acting pharmacokinetic profile, superior to the intravenously administered Kailikang and DM199.

In addition, we believe that there are also significant formulation, manufacturing, regulatory and other advantages for recombinant human KLK1 drug candidate DM199:

●

Potency and Impurity Considerations. KLK1 produced from human urine or the pancreas of pigs presents risks related to preventing impurities, endotoxins, and chemical byproducts due to the inherent variability of the isolation and purification process. We believe that this creates the risk of inconsistencies in potency and impurities from one production run to the next. However, we expect to produce a consistent formulation of KLK1 that is free of endotoxins and other impurities.

●

Cost and Scalability. Large quantities of human urine and the pancreas of pigs must be obtained to derive a small amount of KLK1. This creates potential procurement, cost and logistical challenges to source the necessary raw material, particularly for human urine sourced KLK1. Once sourced, the raw material is processed using chemicals and costly capital equipment and produces a significant amount of byproduct waste. Our novel recombinant manufacturing process utilizes widely available raw materials and can be readily scaled for commercial production. Accordingly, we believe our manufacturing process will have significant cost and scalability advantages.

●

Regulatory. We are not aware of any attempts by manufacturers of the urine or porcine based KLK1 products to pursue regulatory approvals in the United States. We believe that this is related to challenges presented by using inconsistent and potentially hazardous biomaterials, such as human urine and the pancreas of pigs, and their resulting ability to produce a consistent drug product. Our novel recombinant manufacturing process utilizes widely available raw materials which we believe provides a significant regulatory advantage, particularly in regions such as the United States, Europe and Canada, where safety standards are high. In addition, we believe that DM199 could qualify for 12 years of data exclusivity under the Biologics Price Competition and Innovation Act of 2009, which was enacted as part of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010.

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

Regulatory Approval

Securing regulatory approval for the manufacture and sale of human therapeutic products in the United States, Europe, Canada and other commercial territories is a long and costly process that is controlled by each territory’s national regulatory agency. The national regulatory agency in the United States is the FDA, in Europe it is the European Medicines Agency (EMA), and in Canada it is Health Canada. Other national regulatory agencies have similar regulatory approval processes, but each national regulatory agency has its own approval processes. Approval in the United States, Europe or Canada does not assure approval by other national regulatory agencies, although often test results from one country may be used in applications for regulatory approval in another country.

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

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our current or future product candidates, are subject to extensive regulation by governmental authorities in the United States and other countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval may subject us to a variety of administrative or judicial sanctions, including refusal by the applicable regulatory authority to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

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

Stage 1: Preclinical Research. After an experimental drug is discovered, research is conducted to help determine its potential for treating or curing an illness. This is called preclinical research. Animal and/or bench studies are conducted to determine if there are any harmful effects of the drug and to help understand how the drug works. Information from these experiments is submitted to the FDA as part of an IND. The FDA reviews the information in the IND and decides if the drug is safe to study in humans.

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

Any FDA approved pharmaceutical products are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA guidance documents, and promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet or social media. Failure to comply with FDA requirements is likely to have negative consequences, including adverse publicity, warning or enforcement letters from the FDA or the Federal Trade Commission (FTC), mandated corrective advertising or communications with doctors, product seizures or recalls and state or federal civil or criminal prosecution, injunctions and penalties.

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

Research and Development

We have devoted substantially all of our efforts to research and development (R&D) which therefore comprises the largest component of our operating costs. Our primary focus over the past approximately 10 years has been our lead product candidate, DM199, which is currently in clinical development for the treatment of AIS and CKD.

We expect our R&D expenses will continue to increase in the future as we continue the development and clinical study of our initial product candidate, DM199, in AIS and CKD and seek to expand our product candidate portfolio. The process of conducting the necessary development and clinical research to obtain regulatory approval is costly and time-consuming and we consider the active management and development of our clinical pipeline to be integral to our long-term success. The actual probability of success for each product candidate, clinical indication and preclinical program may be affected by a variety of factors including, among other things, the safety and efficacy data for each product candidate, amounts invested in their respective programs, competition and competitive developments, manufacturing capability and commercial viability.

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

Provided that the FDA lifts the clinical hold on the IND for our ReMEDy2 clinical trial, we expect that it will be at least three to four years, if ever, before we have any product candidates ready for commercialization.

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

Intellectual Property

We view patents and other means of intellectual property protection, including trade secrets, as an important component of our core business. We focus on translating our innovations into intellectual property protecting our proprietary technology from infringement by competitors. To that end, patents are reviewed frequently and continue to be sought in relation to those components or concepts of our preclinical and clinical products to provide protection. Our strategy, where possible, is to file patent applications to protect our product candidates, as well as methods of manufacturing, administering and using a product candidate. Prior art searches of both patent and scientific databases are performed to evaluate novelty, inventiveness and freedom-to-operate. We require all employees, consultants and parties to a collaborative research agreement to execute confidentiality agreements upon the commencement of employment, consulting relationships or a collaboration with us. These agreements require that all confidential information developed or made known during the course of the engagement with us is to be kept confidential. We also maintain agreements with our scientific staff and all parties contracted in a scientific capacity affirming that all inventions resulting from work performed for us, using our property or relating to our business and conceived or completed during the period covered by the agreement are the exclusive property of DiaMedica.

Our DM199 patent portfolio includes three granted U.S. patents, a granted European patent, a granted Canadian patent, and pending applications in Australia, Canada, China, Europe, India, Japan, Korea, Hong Kong and the United States. Granted or pending claims offer various forms of protection for DM199 including claims to compositions of matter, pharmaceutical compositions, specific formulations and dosing levels and methods for treating a variety of diseases, including stroke, chronic kidney disease and related disorders. These U.S. patents and applications, and their foreign equivalents, are described in more detail below.

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

We believe that the most relevant granted patents and applications with composition of matter or method of use claims covering DM199 are listed below, along with their projected expiration dates exclusive of any patent term extension:

Patent/Application Number	Title	Geography	Predicted Expiration
Issued patents
US 9,364,521	Human Tissue Kallikrein 1 Glycosylation Isoforms	US	2033
US 9,839,678	Human Tissue Kallikrein 1 Glycosylation Isoforms	US	2033
CA 2880085	Human Tissue Kallikrein 1 Glycosylation Isoforms	CA	2033
EP 2 854 841	Human Tissue Kallikrein 1 Glycosylation Isoforms	Europe	2033
US 9,616,015	Formulations for Human Tissue Kallikrein-1 for Parenteral Delivery and Related Methods	US	2033
Pending applications
AU 2018230478	Dosage Forms of Tissue Kallikrein 1	Australia	2038
CA 3054962	Dosage Forms of Tissue Kallikrein 1	Canada	2038
CN 201880016380.4	Dosage Forms of Tissue Kallikrein 1	China	2038
EP 18763243.5	Dosage Forms of Tissue Kallikrein 1	Europe	2038
IN 201917037712	Dosage Forms of Tissue Kallikrein 1	India	2038
JP 2019-548655	Dosage Forms of Tissue Kallikrein 1	Japan	2038
KR 10-2019-7026369	Dosage Forms of Tissue Kallikrein 1	Korea	2038
HK 62020009783.5	Dosage Forms of Tissue Kallikrein 1	Hong Kong	2038
US 16/492,059	Dosage Forms of Tissue Kallikrein 1	US	2038

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

Employees

As of December 31, 2022, we had 16 full-time employees. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Information About Our Executive Officers

The following table sets forth information as of March 15, 2023 regarding each of our current executive officers:

Name	Age	Positions
Rick Pauls	51	President and Chief Executive Officer, Director
Scott Kellen	57	Chief Financial Officer and Secretary
Kirsten Gruis, M.D.	50	Chief Medical Officer
Dominic Cundari	72	Chief Commercial Officer
Julie VanOrsdel Daves, MSHS, CCRP	49	Senior Vice President, Clinical Development Operations

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

Kirsten Gruis, M.D. joined DiaMedica as our Chief Medical Officer in January 2022. Prior to joining DiaMedica, Dr. Gruis served as an independent clinical development consultant for several biotech companies. Prior to these consulting engagements, from March 2020 to January 2021, Dr. Gruis served as Chief Medical Officer for Edgewise Therapeutics, Inc., a clinical-stage biopharmaceutical company that is developing orally bioavailable, small molecule therapies for musculoskeletal diseases. Prior to Edgewise, Dr. Gruis served as Franchise Head, Neuromuscular at F. Hoffmann-La Roche AG, commonly known as Roche, a Swiss multinational healthcare company, from November 2018 to December 2019, and as Chief Medical Officer of Agilis Biotherapeutics, Inc., a biotechnology company, from April 2017 to August 2018. Prior to Agilis, Dr. Gruis served in various clinical development positions with the following biopharmaceutical companies: Wave Life Sciences Ltd., Idera Pharmaceutics, Inc., Alynylam Pharmaceuticals Inc. and Pfizer Inc. Prior Pfizer, Dr. Gruis was Associate Professor at SUNY Upstate from March 2012 to July 2013 and prior to that position was an Assistant/Associate Professor at the University of Michigan where she was practicing neurologist and neuromuscular specialist. Dr. Gruis earned her Medical Doctorate from the University of Iowa College of Medicine, has a Master of Science in Clinical Trial Design and Statistical Analysis from the University of Michigan, School of Public Health, and earned her Bachelor of Science in Microbiology from Iowa State University.

Dominic Cundari joined DiaMedica as our Chief Commercial Officer in February 2022. Mr. Cundari has over 30 years of pharmaceutical experience in various commercial roles in high growth markets. Prior to joining DiaMedica, Mr. Cundari served as an independent commercial strategy and development consultant for Genentech, a global biotechnology company, since February 2009. From January 1988 to January 2009, Mr. Cundari held a variety of sales and marketing management positions across multiple medical specialties at Genentech. As Senior Director for the Vascular Franchise, Mr. Cundari was responsible for shaping commercial strategies, leading product launches in cardiology, pulmonary and neurology specialties and establishing strategic partnerships with telemedicine companies. Mr. Cundari holds both a Master of Science and Bachelor of Arts in Psychology from Villanova University.

Julie VanOrsdel Daves, MSHS, CCRP joined DiaMedica as our Senior Vice President, Clinical Development Operations in September 2022. Prior to joining DiaMedica, Ms. Daves served as the Vice President and Global Head of Clinical Operations of Sanifit Therapeutics, S.A., a clinical-stage biopharmaceutical company focused on treatments for progressive vascular calcification disorders, from September 2021 through August 2022. Ms. Daves also served as President and Principal Consultant at JVD Pharma Consulting, LLC, a consulting services company specializing in clinical operations and outsourcing, from February 2018 to August 2022. Ms. Daves served as Vice President of Outsourcing and Vendor Management for Edgewise Therapeutics, Inc., a Nasdaq-listed clinical-stage biopharmaceutical company, from May 2021 to August 2021 and served as Edgewise’s Executive Director and Head of Clinical Operations from April 2020 to May 2021. Prior to Edgewise, from February 2018 to April 2020, Ms. Daves served as Senior Director, Clinical Operations & Head of Outsourcing for miRagen Therapeutics, Inc., a development-stage biotechnology company. From February 2016 to February 2018, Ms. Daves served as Global Head and Senior Director of Clinical Vendor Management of Chiltern International Inc., a contract research organization, and from November 2015 to February 2016, she worked as the Director of Clinical Operations. Prior to her time at Chiltern, Ms. Daves worked for Array Biopharma, Inc. as the Director of Clinical Operations & Development Outsourcing from October 2014 to November 2015, as Associate Director of Clinical Outsourcing and Operations from October 2011 to October 2014, and as Clinical Principal Research Manager from January 2011 to October 2011. Ms. Daves worked as a Senior Manager of Clinical Development for BioCryst Pharmaceuticals, Inc. from April 2007 to January 2011, a Study Manager and Senior Clinical Research Associate for Cellgate Pharmaceuticals, Inc., from July 2006 to April 2007, and as a Clinical Project Manager for Inveresk/Chares River Clinical/Kendle from December 2002 to February 2005. Ms. Daves is a certified clinical research professional and received her MSHS in Clinical Research Administration from The George Washington University School of Medicine and Health Sciences and BS in Zoology from North Carolina State University.

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

Our registered office is located at 301-1665 Ellis Street, Kelowna, British Columbia, Canada V1Y 2B3 and our principal executive office is located at our wholly owned subsidiary, DiaMedica USA Inc., located at 301 Carlson Parkway, Suite 210, Minneapolis, Minnesota, USA 55305. Our telephone number is 763-496-5454. Our internet website address is http://www.diamedica.com. Information contained on our website does not constitute part of this report.

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

Implications of Being an Emerging Growth Company

We are currently an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act) and anticipate remaining an emerging growth company until December 31, 2023, which is the last day of the fiscal year following the fifth anniversary of our first sale of common shares pursuant to a registration statement under the U.S. Securities Act of 1933, as amended. As an emerging growth company, although we elected not to avail ourselves of the extended transition period for complying with new or revised accounting standards, we are permitted and intend to continue to rely on exemptions from certain disclosure and other requirements that are applicable to other public companies that are not emerging growth companies. In particular, in this report, we have provided only two years of audited financial statements and have not included certain other information that will be required once we are no longer an emerging growth company, although if we remain a smaller reporting company under the U.S. federal securities laws, we will still be permitted to provided scaled disclosure in certain instances. Accordingly, the information contained in this report may be different than the information you receive from other public companies in which you hold equity interests or information that we may be required to provide in the future.

Item 1A.         Risk Factors

Below are the material factors known to us that could materially adversely affect our business, operating results or financial condition. The summary of risk factors is not complete and should be read in conjunction with the more complete and detailed descriptions of risk factors that follow. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and prospects.

Risk Factors Summary

Risks Related to Our ReMEDy2 Trial, Future Clinical Trials and DM199 Product Candidate

●

The FDA placed a clinical hold on the IND for our Phase 2/3 ReMEDy2 trial and it may take considerable time and expense to respond to the clinical hold and no assurance can be given that the FDA will remove the clinical hold, which would substantially harm our business and prospects.

●

If we are able to get the clinical hold on the IND for our ReMEDy2 trial lifted and resume enrollment in the trial, we may have difficulty engaging clinical trial sites for, or enrolling patients in, the trial or we may experience other clinical testing delays or setbacks, which would delay our ability to obtain regulatory approval for DM199 to treat AIS and commercialize it, or partner with a third party to obtain regulatory approval for or commercialization of DM199 to treat AIS, which would substantially harm our business and prospects.

●

The COVID-19 pandemic resulted in delays in clinical trial site activations and patient enrollments and hospital and medical facility staffing shortages which adversely affected our ReMEDy2 trial prior to the clinical hold and could continue to adversely affect the trial if the clinical hold is lifted.

●

The adaptive design of our ReMEDy2 trial could result in the trial being required to enroll more patients than anticipated, increasing the time and costs to complete the trial, which may require additional funding that may not be available to us on acceptable terms or at all.

●

If our ReMEDy2 trial fails to demonstrate the safety and efficacy of DM199 to treat AIS, we will not be able to obtain the regulatory approvals required to market and commercialize the product, which would substantially harm our business and prospects.

●

We may be required to suspend, repeat or terminate our ReMEDy2 trial or future clinical trials if they are deemed not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Risks Related to Our Financial Position and Need for Additional Capital

●

Since we have no revenue from product sales and do not expect any revenue from product sales for at least three or four years, we will likely need additional funding to continue our clinical development activities and other operations, which may not be available to us on acceptable terms, or at all.

●

We have incurred substantial losses since our inception and expect to continue to incur substantial losses for at least three or four years and may never become profitable, or if achieved, be able to sustain profitability.

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

  Risks Related to Our Reliance on Third Parties

●

We rely and will continue to rely on third parties to support the planning, execution and/or monitoring of our preclinical and clinical trials, and their failure to perform as required could cause delays in completing our product development and substantial harm to our business.

●	We rely on contract manufacturers over whom we have limited control.
●	Future development collaborations are expected to be important to us.

Risks Related to Intellectual Property

●

We could lose important intellectual property rights that we currently license from a third party if we fail to comply with our obligations under the license agreements under which we license intellectual property rights from this third party or otherwise experience disruptions to our business relationships with our licensor.

●	We may be unable to adequately protect our technology and enforce our intellectual property rights.
●

We or a future partner may require additional third-party licenses to effectively develop, manufacture and commercialize DM199, or any future product candidate, and such licenses might not be available on commercially acceptable terms, or at all.

●	Changes in patent law and its interpretation could diminish the value of our patents.
●	Intellectual property litigation may be expensive, time consuming and may cause delays in the development, manufacturing and commercialization of DM199 or any future product candidate.

Risks Related to Human Capital Management

●

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

●

If we fail to obtain coverage and adequate reimbursement for DM199 or any future product candidate, its revenue-generating ability will be diminished and there is no assurance that the anticipated market for the product will develop or be sustained.

●	We or any future partner will likely face competition from other biotechnology and pharmaceutical companies, many of which have substantially greater resources.
●	Our DM199 product candidate may face competition sooner than expected.

Risks Related to Our Common Shares

●	Our common share price has been volatile and may continue to be volatile.
●	We do not have a history of a very active trading market for our common shares.
●	We may issue additional common shares resulting in share ownership dilution.
●	If there are substantial sales of our common shares or the perception that such sales may occur, the market price of our common shares could decline.

Risks Related to Our Jurisdiction of Organization

●	We are governed by the corporate laws of British Columbia, which in some cases have a different effect on shareholders than the corporate laws in effect in the United States.
●

We were classified as a “passive foreign investment company” for 2022 and may continue to be in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders and adversely affect the level of interest in our common shares by U.S. investors.

Risks Related to Our ReMEDy2 Trial, Future Clinical Trials and DM199 Product Candidate

The FDA placed a clinical hold on the IND for our Phase 2/3 ReMEDy2 trial and it may take considerable time and expense to respond to the clinical hold and no assurance can be given that the FDA will remove the clinical hold, which would substantially harm our business and prospects.

Our current focus is primarily on the treatment of AIS and we plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS. In September 2021, we announced the initiation of the first site for our pivotal ReMEDy2 trial, a Phase 2/3 clinical trial of DM199 for the treatment of AIS. The first patient was enrolled in November 2021. On July 6, 2022, we announced that the FDA placed a clinical hold on the IND for our ReMEDy2 trial. The clinical hold was issued following us voluntarily pausing patient enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. On September 16, 2022, we submitted to the FDA our analysis of the events leading to and causing the hypotension, including our rationale and supporting non-clinical data that the cause was likely related to switching away from the type of IV bag used in the prior ReMEDy1 trial, where no hypotensive episodes were reported. We also submitted proposed protocol modifications to address the cause of the clinically significant hypotension and mitigate the potential for these events. Following review of this data, the FDA responded to our submission, indicating that it was continuing the clinical hold and requesting an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other potential cause of hypotension. We have initiated the requested study and it is expected to complete in April 2023. Although we believe that these adverse hypotension events likely resulted from a changing to a new formulation of IV bag in the ReMEDy2 trial, as compared to the IV bag used in the ReMEDy1 trial, it is possible that we may not be able to provide objective evidence acceptable to the FDA substantiating our belief. Therefore, there is no assurance that we will be able to fully respond to the FDA’s latest questions sufficiently for the FDA to lift the clinical hold or that the FDA won’t make additional requests that we would need to fulfill prior to the lifting of the clinical hold, such as requiring us to complete additional clinical testing or imposing stricter approval conditions than we recently proposed for our DM199 product candidate. It is possible that we will be unable to fully address the FDA’s questions and as a result, the clinical hold may never be lifted and we may never be able to resume enrollment in our ReMEDy2 trial.

If we are able to get the clinical hold on the IND for our ReMEDy2 trial lifted and resume enrollment in the trial, we may have difficulty engaging clinical trial sites for, or enrolling patients in, the trial or we may experience other clinical testing delays or setbacks, which would delay our ability to obtain regulatory approval for DM199 to treat AIS and commercialize it, or partner with a third party to obtain regulatory approval for or commercialization of DM199 to treat AIS, which would substantially harm our business and prospects.

Even if we are able to get the clinical hold on the IND for our ReMEDy2 trial lifted, it is possible that because of the clinical hold and the hypotension events, we may have difficulty engaging clinical trial sites for, or enrolling patients in, the ReMEDy2 trial, which would delay the completion of the trial. In addition, it is possible that we may experience other clinical testing delays or setbacks, which would further delay the completion of the ReMEDy2 trial. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could not only extend the time period for obtaining regulatory approval of DM199 to treat AIS, but also shorten any periods during which we or a future partner may have the exclusive right to commercialize DM199 to treat AIS or allow our competitors to bring competitive products to market before us, which would impair the ability to successfully commercialize DM199 and may harm our financial condition, results of operations and prospects. If and when re-initiated, the ReMEDy2 trial may be delayed again for a number of reasons, including among others:

●	concerns regarding the prior clinically significant hypotension events and circumstances surrounding the clinical hold;
●	patients choosing to participate in competing clinical trials or not at all;
●	scheduling conflicts with participating clinicians and clinical sites;
●

suspension or termination of the ReMEDy2 trial by regulators for any reason, including concerns about patient safety or failure of our contract manufacturers to comply with current Good Manufacturing Practices (cGMP) requirements;

●	any changes to our manufacturing process that may be necessary or desired which affect our ability to produce adequate or timely clinical drug supply;
●	delays or failure to obtain clinical drug supply of DM199 from contract manufacturers necessary to conduct clinical trials;
●	the product candidate demonstrating a lack of safety or efficacy at the planned interim analysis of the ReMEDy2 trial;
●	patients failing to enroll or complete the ReMEDy2 trial at the rates and within the timelines we expect due to dissatisfaction with the treatment, side effects, or other reasons;
●

clinical investigators not performing the ReMEDy2 trial on their anticipated schedule, dropping out of a trial or employing methods not consistent with the clinical trial protocol and regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

●

inspections of our clinical trial sites by regulatory authorities, Institutional Review Boards (IRBs) or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of another clinical hold on the IND for our ReMEDy2 trial; or

●

public health crises, epidemics and pandemics, such as COVID-19, which may adversely impact our ability to engage and activate clinical trial sites, recruit or enroll subjects for our ReMEDy2 trial or any future trial and obtain the requisite staffing for our ReMEDy2 trial or any future trial.

Our product development costs may also increase if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend trial protocols or alter our manufacturing processes to reflect these changes. Amendments typically require us to resubmit our trial protocols to regulatory authorities or IRBs or ethics committees for re-examination, which may impact the cost, timing or successful completion of our ReMEDy2 trial. Delays or increased product development costs or any of these events would likely have a material adverse effect on our business, financial condition, and prospects.

The COVID-19 pandemic resulted in delays in clinical trial site activations and patient enrollments and hospital and medical facility staffing shortages which adversely affected our ReMEDy2 trial prior to the clinical hold and could continue to adversely affect the trial if the clinical hold is lifted.

COVID-19 has had, and may continue to have, a severe effect on the clinical trials of many drug candidates, including our ReMEDy2 trial. Prior to the clinical hold of our ReMEDy2 trial, we experienced challenges with engaging and activating clinical trial sites. We believe this was due primarily to clinical staff shortages resulting from layoffs and employee burnout, the reallocation of clinical nurses to COVID-19 care, particularly during surges in COVID-19 cases most recently at the beginning of 2022, a loss of study coordinators resulting from budget constraints and COVID-19 vaccination requirements. Hospital study sites have been especially impacted by these factors. Additionally, prior to the clinical hold of our ReMEDy2 trial, we experienced slower than expected enrollments in the trial due to these factors and patient concerns related to visiting clinical trial sites. In an effort to mitigate the impact of these factors, we brought certain site engagement responsibilities in-house and engaged a clinical services consulting firm to provide staff support to study sites as needed. We may need to continue these efforts or implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial, if and when we are able to re-initiate the trial. It is also possible that these efforts may draw our employees away from their core responsibilities and create additional expenses, which may adversely affect our business and results of operations. Note however that these efforts may not be effective if patients are unwilling to enroll in our ReMEDy2 trial. We anticipate that COVID-19, and variants of COVID-19, will likely continue to adversely affect our ability to initiate new clinical trial sites and recruit or enroll subjects, and we cannot provide any assurance that we will be able to resolve these issues. Although the severity of the COVID-19 virus has decreased during the past year, the extent to which COVID-19 may impact our ReMEDy2 trial if the clinical hold is lifted will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants, the duration and severity of each variant, and the effectiveness of actions to contain, treat and prevent COVID-19, including the availability, effectiveness and acceptance of vaccines and vaccine booster shots. The resurgence of COVID-19 caused by any new variants in the future or another pandemic could cause us to experience continued and/or additional disruptions that could severely impact our ReMEDy2 trial, as well as our business.

The adaptive design of our ReMEDy2 trial could result in the trial being required to enroll more patients than anticipated, increasing the time and costs to complete the trial, which may require additional funding that may not be available to us on favorable terms or at all.

Our ReMEDy2 trial is currently targeted to enroll approximately 350 patients at up to 75 sites in the United States if the clinical hold imposed by the FDA is lifted. However, with the trial’s adaptive design, it is possible that the number of patients required to complete the trial may increase significantly. If we are required to enroll more patients than currently anticipated, it will increase the time and costs to complete the trial, which may result in a need for additional funding that may not be available to us on acceptable terms, or at all.

If our ReMEDy2 trial fails to demonstrate the safety and efficacy of DM199 to treat AIS, we will not be able to obtain the regulatory approvals required to market and commercialize the product, which would substantially harm our business and prospects.

Before obtaining marketing approval from regulatory authorities for the sale of DM199 to treat AIS, we must demonstrate the safety and efficacy of DM199 to treat AIS, including through the successful completion of our ReMEDy2 trial, if we can get the clinical hold lifted. Clinical testing is expensive and difficult to design and implement, can take many years to complete, and has uncertain outcomes. The outcome of preclinical trials and early clinical trials may not predict the success of later clinical trials, and the interim results of ReMEDy2 may not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, including the emergence of undesirable side effects, notwithstanding promising results in earlier trials. We do not know whether our ReMEDy2 trial by itself will demonstrate adequate efficacy and safety to support regulatory approvals to market DM199 to treat AIS in the United States, or in any jurisdiction, or that a second confirmatory trial will be required. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. In addition, the patient populations in our current clinical trial for DM199, and anticipated future clinical trials for DM199, often have co-morbidities that may cause severe illness or death, which may be attributed to DM199 in a manner that negatively affects the safety profile of our DM199 product candidate. If the results of our ReMEDy2 trial are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance, or if there are unanticipated safety concerns or adverse events that emerge during the ReMEDy2 trial or other clinical trials, such as the events that caused the FDA to place a clinical hold on the IND for our ReMEDy2 trial, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales of DM199 for the treatment of AIS may be limited.

We may be required to suspend, repeat or terminate our ReMEDy2 trial or other clinical trials if they are deemed not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trials are not well designed.

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices (cGCP) requirements, or analogous requirements of applicable foreign regulatory authorities, and designed to provide statistically significant evidence predictive of patient benefit. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs or ethics committees at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMP. Clinical trials may be suspended by us or by the FDA, other foreign regulatory authorities, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

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

The design and implementation of clinical trials is a complex process. As a Company, we have limited experience designing and implementing clinical trials. We may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints. A clinical trial that is not well designed or that yields unforeseen adverse side effects or undue risks to trial subjects may delay or even prevent initiation of the trial, can lead to increased difficulty in site activations and enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the trial results or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third party payers. Additionally, a trial that is not well designed or that yields unforeseen adverse side effects or undue risks to trial subjects could be delayed and more expensive than it otherwise would have been, or we may incorrectly estimate the costs to complete the clinical trial, which could lead to a shortfall in funding. We can provide no assurance that our ReMEDy2 trial or any other clinical trial conducted by us has been or will be designed and implemented successfully or achieve its desired clinical endpoints.

Future legislation in the United States, Europe or other countries, and/or regulations and policies adopted by the FDA, the EMA or comparable regulatory authorities, may increase the time and cost required for us or any future partners or collaborators to conduct and complete clinical trials of our current or any future product candidates.

The FDA and the EMA have each established regulations to govern the drug product development and approval process, as have other foreign regulatory authorities. The policies of the FDA, the EMA and other regulatory authorities may change. For example, in December 2016, the 21st Century Cures Act (Cures Act) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but not all of its provisions have yet been implemented. Additionally, in August 2017, the FDA issued final guidance setting forth its current thinking with respect to development programs and clinical trial designs for antibacterial drugs to treat serious bacterial diseases in patients with an unmet medical need. We cannot predict what if any effect the Cures Act or any existing or future guidance from the FDA or other regulatory authorities will have on the development of DM199 or any future product candidate.

Our prospects depend on the clinical and commercial success of our DM199 product candidate which is in the clinical stage of development.

We are highly dependent on the success of DM199 and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate. To date, we have expended significant time, resources and effort on the development of DM199, including conducting preclinical and clinical trials, for the treatment of AIS and CKD. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by ourselves and any potential partner or collaborator to continue to conduct the clinical trials for DM199 will be required to obtain required regulatory approvals and successfully commercialize this product candidate. Although we intend to study the use of DM199 to treat multiple diseases, we have no other product candidates in our current clinical development pipeline, with the exception of our new product candidate, DM300, which is in the early, preclinical stage of development and is intended to treat other inflammatory diseases, such as acute pancreatitis. Our ability to generate revenue from product sales and to achieve commercial success with DM199 will depend almost entirely on our ability to demonstrate sufficient safety and efficacy to obtain regulatory approval for DM199. We may fail to complete required clinical trials successfully and not be able to obtain regulatory approvals or commercialize DM199. Competitors may develop alternative products and methodologies to treat the diseases or indications that we are pursuing, thus reducing or eliminating the anticipated competitive advantages of DM199. We do not know whether any of our product development efforts will prove to be effective, meet applicable regulatory standards required to obtain the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be successfully marketed. DM199 is not expected to be commercially viable for at least three or four years. In addition, although the only significant adverse events that have occurred to date in our clinical trials have been three unexpected instances of transient, clinically significant, hypotension (low blood pressure), as described above, it is possible that DM199 may be observed to cause undesirable side effects. Results of early preclinical and clinical research may not be indicative of the results that will be obtained in later stages of clinical research. If regulatory authorities do not approve DM199 for the treatment of AIS and/or CKD or any other indications, or if we fail to maintain regulatory compliance, we would be unable to commercialize DM199 and our business and results of operations would be harmed. If we do succeed in developing viable products from DM199, we will face many potential future obstacles, such as the need to develop or obtain manufacturing, sales and marketing and distribution capabilities.

The clinical success and commercial potential of our DM199 product candidate will depend on a number of factors, many of which are beyond our control.

The clinical success and commercial potential of our DM199 product candidate to treat AIS, CKD or any other indication will depend on a number of factors, many of which are beyond our control, including, among others:

●

the timely initiation, continuation and completion of clinical trials, including the re-initiation of our Phase 2/3 ReMEDy2 trial and future clinical trials for DM199, which will depend substantially upon requirements for such trials or partial or full clinical holds imposed by the FDA and other regulatory agencies and bodies;

●	our ability to demonstrate the safety and efficacy of DM199 to the satisfaction of the relevant regulatory authorities and/or third-party payers;
●

whether we are required by the FDA or other regulatory authorities to conduct additional clinical trials, and the scope and nature of such clinical trials, prior to or after approval to market our DM199 product candidate;

●	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities, as well as achieving adequate pricing and reimbursement determinations;
●	the ability to successfully commercialize DM199, if approved by the FDA or foreign regulatory authorities, whether alone or in collaboration with others;
●

our ability and the ability of third-party manufacturers to manufacture the quantities of DM199, with quality attributes necessary to meet regulatory requirements, sufficient to meet anticipated demand and at a cost that allows us or a future partner to achieve profitability;

●	acceptance of DM199, if approved, as safe and effective by patients and healthcare providers;
●	the achievement and maintenance of compliance with all regulatory requirements applicable to DM199 by us and our third-party manufacturers and supporting vendors;
●	the maintenance of an acceptable safety profile of DM199 following any approval;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competitive treatments;
●	our ability to provide approved product with an acceptable patient administration method;
●	our ability or the ability of a future partner to successfully enforce our intellectual property rights for DM199; and
●	our ability to avoid or succeed in defending any third-party patent interference or patent infringement claims.

No assurance can be provided that we will ever be able to achieve profitability through the sale of, or royalties from, our DM199 product candidate. If we or any future partners or collaborators are not successful in obtaining approval for and commercializing DM199, or are delayed in completing those efforts, our business and operations would be substantially harmed.

Risks Related to Our Financial Position and Need for Additional Capital

Since we currently have no revenue from product sales and do not expect any revenue from product sales for at least three or four years, we will need additional funding to continue our clinical development activities and other operations, which may not be available to us on acceptable terms, or at all.

We expect we will need substantial additional capital to further our R&D activities, planned clinical trials and regulatory activities and to otherwise develop our DM199 product candidate to a point where it may be commercially sold. We expect our current cash resources of $33.5 million in cash, cash equivalents and marketable securities as of December 31, 2022 to be sufficient to allow us to resolve the clinical hold imposed by the FDA and to subsequently continue our Phase 2/3 trial in patients with AIS and to otherwise fund our planned operations for at least the next 12 months from the date of issuance of the financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including, among others:

●	the rate of progress in the development of and the conduct of clinical trials with respect to DM199 or any future product candidates;
●	the timing and results of our ongoing development efforts, including in particular our Phase 2/3 ReMEDy2 trial;

●	the costs of our development efforts, including the conduct of clinical trials with respect to DM199 or any future product candidates;
●	the costs associated with identifying additional product candidates and the potential expansion of our current development programs or potential new development programs;
●	the costs necessary to obtain regulatory approvals for DM199 or any future product candidates;
●	the costs of developing and validating manufacturing processes for DM199 or any future product candidates;
●	the costs associated with being a U.S. public reporting company with shares listed on The Nasdaq Capital Market;
●	the costs we incur in the filing, prosecution, maintenance and defense of our intellectual property; and
●	the costs related to general and administrative support.

We may require significant additional funds earlier than we currently expect, and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Since our inception, we have financed our operations primarily from public and private sales of equity securities, the exercise of warrants and stock options, interest income on funds available for investment, and government grants and tax incentives, and we expect to continue this practice for the foreseeable future. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if we are unable to lift the clinical hold on the IND for our ReMEDy2 trial, if we experience additional adverse events, if our clinical data is not positive or economic and market conditions deteriorate.

Although we previously have been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. It is possible that financing will not be available or, if available, may not be on favorable terms. The availability of financing could be affected by many factors, including, among others:

●	the results of our clinical trials and other scientific and clinical research;
●	our ability to obtain regulatory approvals;
●	market acceptance of DM199 or any future product candidates;
●	the state of the capital markets generally with particular reference to pharmaceutical, biotechnology and medical companies;
●	various events outside our control, including without limitation geopolitical events, such as the current war between Russia and Ukraine;
●	the status of strategic alliance agreements; and
●	other relevant commercial considerations.

If adequate funding is not available, we may be required to implement cost reduction strategies; delay, reduce or eliminate one or more of our product development programs; relinquish significant rights to DM199 or future product candidates or obtain funds on less favorable terms than we would otherwise accept; and/or divest assets or cease operations through a merger, sale or liquidation of our Company.

We have incurred substantial losses since our inception and expect to continue to incur substantial losses for at least three or four years and may never become profitable, or if achieved, be able to sustain profitability.

We are a clinical stage biopharmaceutical company focused on the development of our DM199 product candidate. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront financial expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. Additionally, there has been a general decline in the biotech sector since February 2021, which has further increased the risks associated with investment in biopharmaceutical product development. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and do not expect to generate any revenue from the sale of products for at least three or four years. We have incurred significant R&D and other administrative expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2022 and 2021, we incurred a net loss of $13.7 million and $13.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $96.2 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. We expect to continue to incur substantial operating losses as we continue our R&D activities, planned clinical trials and actions taken in order to lift the clinical hold imposed by the FDA on the IND for our the Phase 2/3 ReMEDy2 trial, regulatory activities and other administrative expenses and to support the development of DM199 or any future product candidate to a point where it can be out-licensed or receives required regulatory approvals and may be commercially sold and we begin to recognize future product sales, or receive royalty payments, licensing fees and/or milestone payments sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as we continue development of DM199 and the clinical trials required to seek regulatory approval for DM199, or any future product candidate. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Our failure to become and remain profitable may depress the market price of our common shares and could impair our ability to raise capital, continue to develop DM199, or any future product candidate, expand our business and product offerings or continue our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Risks Related to Governmental and Regulatory Compliance and Approvals

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or any future partner or collaborator from obtaining approvals for the commercialization of DM199 or any future product candidate.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Our DM199 or any future product candidate, and the activities associated with their development and commercialization, including design, research, testing, manufacture, quality control, recordkeeping, labeling, packaging, storage, advertising, promotion, sale, distribution, import, export and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA, the EMA and other similar foreign regulatory agencies. Failure to obtain marketing approval for DM199 or any future product candidate will prevent us or any future partner or collaborator from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on a future partner, collaborator or third-parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, EMA or other regulatory authorities may determine that DM199 or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit its commercial use. As a result, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Our or any future partner’s inability to obtain regulatory approval for DM199 or any future product candidate, or if such approval is limited, could substantially harm our business.

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

Our or any future partner’s failure to comply with all regulatory requirements, or the later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

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

Prior to commencing additional clinical trials in the United States for DM199 or any future product candidate, we will be required to have an accepted IND for each product candidate and for each targeted indication. In April 2021, we filed, and in May 2021, the FDA accepted, an IND for the Phase 2/3 ReMEDy2 trial in patients with AIS. However, in July 2022, the FDA imposed a clinical hold on the IND under which we are conducting our Phase 2/3 ReMEDy2 trial. A submission of an IND may not necessarily result in the FDA allowing further clinical trials to begin and, once begun, issues, such as clinical holds, may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. Failure to obtain a lifting of the clinical hold on the IND for our ReMEDy2 trial or to obtain acceptance of any future INDs may cause the development of DM199 or any future product candidate to be delayed or terminated, which could materially and adversely affect our business and prospects.

We have received Fast Track designation for DM199 for the treatment of AIS, and we may seek such designation for other uses of DM199 or future product candidates. Fast Track designation may not lead to faster development, FDA review or approval process, and it does not increase the likelihood that DM199 will receive marketing approval in the United States. Further, there is no guarantee we will be able to maintain such designation.

In September 2021, we received Fast Track designation from the FDA for DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including pre-IND meetings, end-of-phase 1 meetings, and end-of-phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.

However, Fast Track designation for DM199 may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. Any delay in the review process or in the approval of DM199 will delay revenue from potential sales and will increase the capital necessary to fund our development programs and operations. In addition, the FDA may rescind the Fast Track designation for DM199 if the FDA later determines that DM199 no longer meets the qualifying criteria for Fast Track designation.

Current and future legislation may increase the difficulty and cost for us and any future partner or collaborator to obtain marketing approval of and commercialize DM199 or any future product candidate and affect the prices we may obtain.

In the United States and many foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system and data privacy that could prevent or delay marketing approval of DM199 or any future product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell DM199 or any future product candidate for which we obtain marketing approval.

Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, the Affordable Care Act (“ACA”) enacted in the United States in 2010, and principally taking effect in 2014, included measures to change health care delivery, decrease the number of individuals without insurance, ensure access to certain basic health care services, and contain the rising cost of care. This healthcare reform movement, including the enactment of the ACA, has significantly changed health care financing by both governmental and private insurers in the United States. With respect to pharmaceutical manufacturers, the ACA increased the number of individuals with access to health care coverage, including prescription drug coverage, but it simultaneously imposed, among other things, increased liability for rebates and discounts owed to certain entities and government health care programs, fees for the manufacture or importation of certain branded drugs and transparency reporting requirements under the Physician Payments Sunshine Act. In addition to the ACA, other federal health reform measures have been proposed and adopted in the United States. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we may receive for any product, if approved. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

The 117th United States Congress (2021-2022) closely monitored drug pricing and healthcare spending in the United States. Many members of Congress have prioritized and will likely continue to prioritize policies targeting reducing drug prices and healthcare spending and are committed to lowering spending in federal government programs. Pending legislation, such as the Prescription Drug Pricing Reduction Act and the Elijah E. Cummings Lower Drug Costs Now Act, could significantly change healthcare spending. Additionally, the current U.S. presidential administration has prioritized reducing drug pricing and price transparency in the healthcare industry. On July 9, 2021, an Executive Order was signed directing federal agencies to develop and implement policies to lower drug prices. Additionally, the Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, includes provisions aimed at lowering prescription drug costs for Medicare patients and reducing the federal government’s spending on prescription drugs by requiring certain prescription drug prices to be negotiated directly with the government, certain rebates to be paid by prescription drug companies, and certain spending caps to be implemented, among other measures. The implementation of cost containment measures or other healthcare reforms may prevent us or a future partner from being able to generate sufficient revenue, attain profitability or even commercialize at all DM199 or any future product candidate.

Risks Related to Our Reliance on Third Parties

We rely and will continue to rely on third parties to support the planning, execution and/or monitoring of our preclinical and clinical trials, and their failure to perform as required could cause delays in completing our product development and substantial harm to our business.

We rely and will continue to rely on third parties to conduct a significant portion of our preclinical and clinical development activities. Preclinical activities include in vivo studies in specific disease models, pharmacology and toxicology studies and assay development. Clinical development activities include trial design, regulatory submissions, clinical site and patient recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. If there is any dispute or disruption in our relationship with third parties, or if they are unable to provide quality services in a timely manner and at a feasible cost, including as a result of staffing disruptions, our development programs may face delays. Further, if any of these third parties fail to perform as we expect or if their work fails to meet regulatory requirements, our clinical testing could be delayed, cancelled or rendered ineffective. This happened to us in the past and resulted in us commencing litigation against Pharmaceutical Research Associates Group B.V., which was acquired by ICON plc in July 2021 (PRA Netherlands), as a result of its handling of a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus, as described later in this report, and could happen again.

We rely on contract manufacturers over whom we have limited control. If we are subject to quality, cost or delivery issues with the materials supplied by these or future contract manufacturers, we may be unable to produce adequate supplies of DM199 or any future product candidate, and our clinical and business operations could suffer significant harm.

Completion of our clinical trials and commercialization of our DM199 product candidate and any future product candidate require access to, or development of, facilities to manufacture our product candidates at sufficient yields and, ultimately, at commercial scale. Clinical and commercial drug product must be produced under applicable cGMP regulations. Failure of our CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We rely on CMOs for manufacturing, filling, labeling, packaging, storing and shipping DM199 in compliance with applicable cGMP regulations. The FDA ensures the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations.

As a company, we have no direct experience in manufacturing or managing third parties in manufacturing our DM199 product candidate in the volumes that are expected to be necessary to support commercialization, if DM199 is approved. Our efforts to establish these capabilities may not meet our requirements as to scale-up, timeliness, yield, cost or quality in compliance with applicable cGMP regulations. We or any future partner or collaborator or our CMOs may encounter difficulties in production, which may include the following, among others:

●	costs and challenges associated with scale-up and attaining sufficient manufacturing yields;
●	supply chain issues, including the timely availability and shelf life requirements of raw materials and supplies and the lack of redundant and backup suppliers;
●	quality control and assurance;
●	shortages of qualified personnel and capital required to manufacture large quantities of our product candidate;
●	competing capacity needs at CMOs supporting product development as quantities for supply increase;
●	establishment of commercial supply capacity through binding supply agreements or to do so on acceptable terms;
●	compliance with regulatory requirements that vary in each country where a product might be sold;
●	capacity limitations and scheduling availability in contracted facilities; and
●

natural disasters, cyberattacks, which could subject us to an increased regulatory burden and increase costs of compliance if the SEC’s proposed new rules related to cybersecurity risk management are adopted, or other force majeure events that affect CMO facilities and possibly limit production or cause loss of product inventory.

We do not have long-term supply agreements with any of our CMOs and we purchase our required supply on an order-by-order basis. There can be no assurances that our current CMOs or any future CMOs will be able to meet our timetable and requirements for our DM199 product candidate or any future product candidate. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms or in a timely manner, we may be delayed in the development of DM199 or any future product candidate. Our dependence upon our current CMOs and any future CMOs for the manufacture of our product candidates may adversely affect our ability to develop our product candidates in a timely and competitive basis and, if we or a future partner are able to commercialize our product candidates, may adversely affect our revenues from product sales and significantly harm our business.

Future development collaborations are expected to be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

In the future, we intend to seek to collaborate with pharmaceutical and biotechnology companies for the development and/or commercialization of DM199. We face significant competition in seeking appropriate collaborators or partners. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s or partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s or partner’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators or partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of and/or seek alternative means to commercialize our DM199 product candidate resulting in, among other things, reducing or delaying its development program, delaying its potential development schedule or reducing the scope of research activities. If we fail to enter into one or more collaborations and do not have sufficient funds or expertise to undertake the necessary development or commercialization activities, we may not be able to continue or further develop DM199 and our business may be materially and adversely affected.

Future collaborations we may enter into may involve significant risks, including, among others:

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

If our collaborations do not result in the successful development of DM199, or any future product candidate, development could be delayed, and we may need additional resources to develop DM199 or any future product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our future collaborators.

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

Risks Related to Intellectual Property

We could lose important intellectual property rights that we currently license from a third party if we fail to comply with our obligations under the license agreements under which we license intellectual property rights from this third party or otherwise experience disruptions to our business relationships with our licensor.

We are a party to a license agreement relating to an expression system and cell line for use in the production of DM199. We may need to obtain additional licenses from others to advance our R&D activities or allow the commercialization of DM199 or any other product candidates we may identify and pursue. Future license agreements may impose various development, diligence, commercialization and other obligations on us. If any of our current or future in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain access to technologies that are material to our business, and we may be required to cease our development and commercialization of DM199 or other product candidates that we may identify or to seek alternative manufacturing methods. However, suitable alternatives may not be available or the development of suitable alternatives may result in a significant delay in our commercialization of DM199. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including, among others:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which, our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

In addition, the agreement under which we currently license intellectual property or technology from a third party are complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have in-licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be unable to adequately protect our technology and enforce our intellectual property rights and our competitors may take advantage of our development efforts or acquired technology and compromise our prospects for marketing and selling DM199 or any future product candidate.

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

To the extent that development, manufacturing and testing of our product candidates is performed by third party contractors, such work is performed pursuant to fee for service contracts. Under the contracts, all intellectual property, technology know-how and trade secrets related to our product candidate arising under such agreements are our exclusive property and must be kept confidential by the contractors. It is not possible for us to be certain that we have obtained from the contractors all necessary rights to such technologies. Disputes may arise as to the scope of the contract or possible breach of contract. No assurance can be given that our contracts would be enforceable or would be upheld by a court.

The patent positions of pharmaceutical and biotechnology firms, ourselves included, are uncertain and involve complex questions of law and fact for which important legal issues remain unresolved. Therefore, it is not clear whether our pending patent applications will result in the issuance of patents or whether we will develop additional proprietary products which are patentable. Part of our strategy is based on our ability to secure a patent position to protect our technology. There is no assurance that we will be successful in this approach and failure to secure patent protection may have a material adverse effect upon us and our financial condition. Also, we may fail in our attempt to commercialize products using currently patented or licensed technology without having to license additional patents. Moreover, it is not clear whether the patents issued or to be issued will provide us with any competitive advantages or if any such patents will be the target of challenges by third parties, whether the patents of others will interfere with our ability to market our products, or whether third parties will circumvent our patents by means of alternate processes. Furthermore, it is possible for others to develop products that have the same effect as our product candidates or technologies on an independent basis or to design around technologies patented by us. Patent applications relating to or affecting our business may have been filed by pharmaceutical or biotechnology companies or academic institutions. Such applications may conflict with our technologies or patent applications and such conflict could reduce the scope of patent protection that we could otherwise obtain or even lead to the rejection of our patent applications. There is no assurance that we can enter into licensing arrangements on commercially reasonable terms or develop or obtain alternative technology in respect of patents issued to third parties that incidentally cover our products or production technologies. Any inability to secure licenses or alternative technology could result in delays in the introduction of some of our product candidates or even lead to us being prevented from pursuing the development, manufacture or sale of certain products. Moreover, we could potentially incur substantial legal costs in defending legal actions that allege patent infringement, or by initiating patent infringement suits against others. It is not possible for us to be certain that we are the creator of inventions covered by pending patent applications or that we were the first to invent or file patent applications for any such inventions. While we have used commercially reasonable efforts to obtain assignments of intellectual property from all individuals who may have created materials on our behalf (including with respect to inventions covered by our patents and pending patent applications), it is not possible for us to be certain that we have obtained all necessary rights to such materials. No assurance can be given that our patents, or patent applications if issued, would be upheld by a court, or that a competitor’s technology or product would be found to infringe on our patents. Moreover, much of our technology know-how that is not patentable may constitute trade secrets. Therefore, we require our employees, consultants, advisors and collaborators to enter into confidentiality agreements either as stand-alone agreements or as part of their employment or consulting contracts. However, no assurance can be given that such agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of confidential information. Also, while we have used commercially reasonable efforts to obtain executed copies of such agreements from all employees, consultants, advisors and collaborators, no assurance can be given that executed copies of all such agreements have been obtained.

We or a future partner may require additional third-party licenses to effectively develop, manufacture and commercialize DM199, or any future product candidate, and such licenses might not be available on commercially acceptable terms, or at all.

A substantial number of patents have already been issued to other biotechnology and pharmaceutical companies. To the extent that valid third-party patent rights cover our product candidates, we or any future collaborator, would be required to seek licenses from the holders of these patents in order to manufacture, use or sell our product candidates, and payments under them would reduce profits from our product candidates. We are currently unable to predict the extent to which we may wish or be required to acquire rights under such patents, the availability and cost of acquiring such rights, and whether a license to such patents will be available on acceptable terms, or at all. There may be patents in the United States or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder or eliminate our ability to develop, manufacture and market our product candidates and have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in patent law and its interpretation could diminish the value of our patents in general, thereby impairing our ability to protect DM199 or any future product candidate.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time consuming, and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or any licensors’ or collaborators’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office (USPTO), the laws and regulations governing patents could change in unpredictable ways that would weaken our or any licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents we or any licensors or collaborators may obtain in the future. Changes in either the patent laws or interpretation of the patent laws in the United States or other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could, therefore, be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or any licensor were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or any licensor’s patents or patent applications.

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

Intellectual property litigation may be expensive, time consuming and may cause delays in the development, manufacturing and commercialization of DM199 or any future product candidate.

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

Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them.

Because we rely on third parties to develop and manufacture our DM199 product candidate, we may share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, employment or consulting agreements or other similar agreements with our collaborators, advisors, employees, and consultants prior to beginning research or disclosing proprietary information. These agreements typically restrict the ability of our collaborators, advisors, employees, and consultants to publish data potentially relating to our trade secrets. In the future, we may also conduct joint R&D programs which may require us to share trade secrets under the terms of R&D collaboration or similar agreements. We cannot be certain that our current or any future agreements have been or will be entered into with all relevant parties. Moreover, despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. Trade secrets can be difficult to protect. If the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating any trade secrets. A competitor’s discovery of our trade secrets may impair our competitive position and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

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

As we advance our DM199 product candidate through clinical trials, or develop any future product candidates, we expect to increase our product development, scientific, clinical, regulatory and compliance and administrative headcount to manage these programs. In furtherance of these efforts, we hired a Chief Medical Officer, Chief Commercial Officer and Senior Vice President of Clinical Development Operations during 2022. In addition, to continue to meet our obligations as a U.S. public reporting company, we will likely need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Our or any future partner’s ability to successfully commercialize DM199 or any future product candidate will depend, in part, on the extent to which coverage of and adequate reimbursement for such product and related treatments will be available from governmental health payer programs at the federal and state levels, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. No assurance can be given that third-party coverage or adequate reimbursement will be available that will allow us or any future partner to obtain or maintain price levels sufficient for the realization of an appropriate return on our investment in product development. Coverage and adequate reimbursement are critical to new product acceptance by healthcare providers. There is no uniform coverage and reimbursement policy among third-party payers in the United States; however, private third-party payers may follow Medicare coverage and reimbursement policy in setting their own coverage policy and reimbursement rates. Additionally, coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are or subsequently become available. Even if coverage is obtained for DM199 or any future product candidate, the related reimbursement rates might not be adequate to make the product attractive to providers, or may require patient cost sharing (e.g., copayments and/or deductibles) that patients find unacceptably high. In addition, healthcare reform and controls on healthcare spending may limit coverage of the product and the price we charge and get paid for the product and the volumes thereof that we can sell. Patients are unlikely to use DM199 or any future product candidate unless coverage is provided and reimbursement is adequate to cover a significant portion of its cost.

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

We or any future partner will likely face competition from other biotechnology and pharmaceutical companies, many of which have substantially greater resources, and our DM199 product candidate may face competition sooner than expected and our financial condition and operations will suffer if we fail to compete effectively.

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

Even if, as we expect, our DM199 product candidate is considered to be a reference product eligible for 12 years of exclusivity under the BPCIA, another company could market competing products if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the products. Moreover, an amendment or repeal of the BPCIA could result in a shorter exclusivity period for our DM199 product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Common Shares

Our common share price has been volatile and may continue to be volatile.

Our common shares trade on The Nasdaq Capital Market under the trading symbol “DMAC.” During 2022, the sale price of our common shares ranged from $1.12 to $3.94 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy or in the financial markets, industry related developments, such as the general decline in the biotech sector since February 2021, and the impact of material events and changes in our operations, such as our clinical results including the current clinical hold on the IND for our ReMEDy2 trial, operating results and financial condition. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

We do not have a history of a very active trading market for our common shares.

During 2022, the daily trading volume of our common shares ranged from 4,200 shares to 3.5 million shares. Although we anticipate a more active trading market for our common shares in the future, we can give no assurance that a more active trading market will develop or be sustained. If we do not have an active trading market for our common shares, it may be difficult for you to sell our common shares at a favorable price or at all.

We may issue additional common shares resulting in share ownership dilution.

Future dilution will likely occur due to anticipated future equity issuances by us. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. In addition, as of December 31, 2022, we had outstanding warrants to purchase 265,000 common shares, options to purchase 2,319,338 common shares, deferred stock units representing 117,097 common shares and 2,005,260 common shares reserved for future issuance in connection with future grants under the DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan and options to purchase 462,910 common shares and deferred stock units representing 17,333 common shares under our prior equity compensation plan. If these or any future outstanding warrants, options or deferred stock units are exercised or otherwise converted into our common shares, our shareholders will experience additional dilution.

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

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until December 31, 2023, the last day of the fiscal year following the fifth anniversary of our first sale of common shares pursuant to a registration statement under the Securities Act of 1933, as amended. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

●

our Articles require two-thirds majority vote by shareholders to pass a resolution for one or more directors to be removed; whereas the DGCL only requires the affirmative vote of a majority of the shareholders; and

●

our Articles may be amended by resolution of our directors to alter our authorized share structure, including to (a) subdivide or consolidate any of our shares and (b) create additional classes or series of shares; whereas, under the DGCL, a majority vote by shareholders is generally required to amend a corporation’s certificate of incorporation and a separate class vote may be required to authorize alternations to a corporation’s authorized share structure.

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

PFIC Status Determination. The tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income. Based on these tests (i) we believe that we were a PFIC for the taxable year ended December 31, 2016, (ii) we do not believe that we were a PFIC for any of the taxable years ended December 31, 2017 through December 31, 2021, and (iii) we believe that we were a PFIC for the taxable year ended December 31, 2022. Our status as a PFIC is a fact-intensive determination made for each taxable year, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2023 or for future taxable years. U.S. shareholders who own our common shares for any period during which we are a PFIC (which we believe would currently only be those shareholders that held our common shares in the taxable year ended December 31, 2016 or December 31, 2022) will be required to file IRS Form 8621 for each tax year during which they hold our common shares, unless, after we are no longer a PFIC, any such shareholder makes the “purging election” discussed below.

PFIC Consequences. If we are a PFIC for any year during a non-corporate U.S. shareholder’s holding period of our common shares, and the U.S. shareholder does not make a Qualified Electing Fund election (QEF Election) or a “mark-to-market” election, both as described below, then such non-corporate U.S. shareholder generally will be required to treat any gain realized upon a disposition of our common shares, or any so-called “excess distribution” received on our common shares, as ordinary income, rather than as capital gain, and the preferential tax rate applicable to dividends received on our common shares would not be available. This income generally would be allocated over a U.S. shareholder’s holding period with respect to our common shares and the amount allocated to prior years will be subject to tax at the highest tax rate in effect for that year and an interest charge would be imposed on the amount of deferred tax on the income allocated to prior taxable years. Pursuant to the specific provisions of the PFIC rules, a taxpayer may realize gain on the disposition of common shares if the securities are disposed of by a holder whose securities are attributed to the U.S. shareholder, if the securities are pledged as security for a loan, transferred by gift or death, or are subject to certain corporate distributions. Additionally, if we are a PFIC, a U.S. shareholder who acquires our common shares from a decedent would be denied normally available step-up in tax basis for our common shares to fair market value at the date of death but instead would have a tax basis equal to the lower of the fair market value of such common shares or the decedent’s tax basis in such common shares. Newly proposed regulations, that are not yet effective, address domestic partnerships and S corporations that own stock in a PFIC for which a QEF election or “mark-to-market” election could be made. Currently, only the domestic partnership or S corporation (and not the partners or S corporation shareholders) can make these elections. The proposed regulations would reverse the current rule so that only the partners or S corporation shareholders — not the partnership or S corporation — could make the elections. These proposed regulations would only apply to partnership or S corporation shareholders’ tax years beginning on or after the date they are issued in final form.

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

We are a corporation governed under the BCBCA. Two of our directors are residents of Canada, and all or a substantial portion of their assets, and a small portion of our assets, are located outside the United States. Consequently, it may be difficult for holders of our securities who reside in the United States to effect service within the United States upon those directors who are not residents of the United States. It may also be difficult for holders of our securities who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our directors, and officers under the United States federal securities laws. Our shareholders and other investors should not assume that British Columbian or Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or such directors, or officers predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state or jurisdiction of the United States, or (ii) would enforce, in original actions, liabilities against us or such directors, or officers predicated upon the United States federal securities laws or any securities or “blue sky” laws of any state or jurisdiction of the United States. In addition, the protections afforded by the securities laws of British Columbia or Canada may not be available to our shareholders or other investors in the United States.

General Risk Factors

We may not achieve our publicly announced milestones according to schedule, or at all.

From time to time, we may announce the timing of certain events we expect to occur, such as the anticipated timing of our ability to release the clinical hold on the IND for our ReMEDy2 trial, the initiation, re-initiation or completion of or the interim or final results from our clinical trials, including our ReMEDy2 trial, or anticipated number of clinical sites and pace of enrollment. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ significantly from what has been publicly disclosed. The projected timing of events such as the release the clinical hold on the IND for our ReMEDy2 trial, the initiation, re-initiation or completion of a clinical trial, the filing of an application to obtain regulatory approval, an announcement of additional clinical trials for a product candidate or targeted number of clinical sites or enrollments may ultimately vary from what is publicly disclosed. These variations in timing or events that we anticipate may occur as a result of different events, including our ability to release the clinical hold, regulatory actions, the nature of the results obtained during a clinical trial or during a research phase, problems with a CMO or contract research organization, COVID-19, additional full or partial clinical holds that may be imposed by the FDA, or any other event having the effect of delaying the publicly announced timeline or leading to results that are different from what we expect. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones or changes in other events of which we anticipate could have a material adverse effect on our business plan, financial condition or operating results, and the trading price of our common shares.

If securities or industry analysts do not continue to publish research or reports about our business, or publish negative reports about our business, the market price of our common shares and trading volume could decline.

The market price and trading volume for our common shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our common shares or negatively change their opinion of our common shares, the market price of our common shares would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our common shares or trading volume to decline.

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

In the past, we have conducted R&D operations and/or clinical trials in the United States, Canada and Australia. In the future, we expect to conduct certain clinical trials, and plan to seek regulatory approval of DM199, or any future product candidates, outside of the United States. Accordingly, we will be subject to risks related to operating in foreign countries including, among others:

●	differing regulatory requirements for drug approvals;
●	different standards of care in various countries that could complicate the design of our clinical trials and/or the evaluation of our product candidates;
●	different reimbursement systems and different competitive drugs indicated to treat the indications for which our product candidates are or will be developed;
●	different United States and foreign drug import and export rules;
●	reduced protection for intellectual property rights in certain countries;
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
●

production shortages or shipping delays resulting from any events affecting raw material supply or manufacturing capabilities abroad, such as supply chain disruptions, closures and slowdowns caused by COVID-19;

●	potential liability resulting from development work conducted by foreign partners or collaborators;
●	transportation delays and interruptions;
●

business interruptions resulting from natural disasters or geopolitical actions, including war, such as the current war between Russia and Ukraine, and terrorism or systems failure, including cybersecurity breaches, which could subject us to an increased regulatory burden and increase costs of compliance if the SEC’s proposed new rules related to cybersecurity risk management are adopted; and

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

Insurance covering product liability claims becomes increasingly expensive as a product candidate moves through the development pipeline to commercialization. To protect against potential product liability risks, we carry product liability insurance coverage at a level we deem appropriate for our stage of development. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. We may choose or find it necessary under our collaboration agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources, and otherwise have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to maintain product liability insurance required by third parties, certain agreements, such as those with clinical trial sites, contract research organizations and other supporting vendors, would be subject to termination, which could have a material adverse impact on our operations.

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

We hold a number of insurance policies, including product and general liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. The costs of maintaining adequate insurance coverage, most notably directors’ and officers’ liability insurance, have increased significantly the last few years and may continue to do so in the future, thereby adversely affecting our operating results. If such costs continue to increase, we may be forced to accept lower coverage levels and higher deductibles, which, in the event of a claim, could require significant, unplanned expenditures of cash, which could adversely affect our business. Future potential directors and officers could view our directors’ and officers’ liability insurance coverage as limited or even inadequate. Limited directors’ and officers’ liability insurance coverage, or the perception that our directors’ and officers’ liability insurance coverage is inadequate, may make it difficult to attract and retain directors and officers, and we may lose potential independent board members and management candidates to other companies that have more extensive directors’ and officers’ liability insurance coverage. In addition, if any of our current insurance coverages should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

Scrutiny and evolving expectations from regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing scrutiny from regulators, investors, and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. For example, during 2022, the SEC proposed new climate disclosure rules, which, if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring companies to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

Further, investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Increased ESG-related compliance costs could result in material increases to our overall operational costs. Our ESG practices may not meet the standards of all of our stakeholders and advocacy groups may campaign for further changes. A failure, or perceived failure, to adapt to or comply with regulatory requirements or to respond to investor or stakeholder expectations and standards could negatively impact our business and reputation and have a negative impact on the trading price of our common shares.

We will no longer qualify as an emerging growth company on December 31, 2023, and as a result, we will have to comply with increased public company disclosure and compliance requirements, which may have a negative impact on our business and results of operations.

December 31, 2023 will be the last day of the fiscal year following the fifth anniversary of our first sale of common shares pursuant to a registration statement under the Securities Act of 1933, as amended. At that point, we will no longer qualify as an emerging growth company. As such, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. While we will likely remain a smaller reporting company and still be subject to certain scaled disclosure requirements, we expect that the loss of emerging growth company status may still increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements, all of which may have a negative impact on our business and results of operations.

Our business or the value of our common shares could be negatively affected as a result of actions by activist shareholders.

We value constructive input from our shareholders, and our Board of Directors and management team are committed to acting in the best interests of our shareholders. However, shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.

Item 1B.         Unresolved Staff Comments

This Item 1B is inapplicable to us as a smaller reporting company.

Item 2.         Properties

Our principal executive offices, together with our research and development operations, are at the office of our wholly owned subsidiary, DiaMedica USA Inc., located at 301 Carlson Parkway, Suite 210, Minneapolis, Minnesota, USA 55305. We lease these premises, which consist of approximately 6,000 square feet, pursuant to a lease that expires in January 2028. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as and when needed on acceptable terms.

Item 3.         Legal Proceedings

In March 2013, we entered into a clinical research agreement with Pharmaceutical Research Associates Group B.V., acquired by ICON plc as of July 1, 2021, (PRA Netherlands) to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical study site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands necessary to generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York,. The complaint alleged, among other things, that PRA Netherlands failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical studies and that PRA Netherlands further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint sought to compel PRA Netherlands to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages. After PRA Netherlands objected to personal jurisdiction and venue, on August 24, 2018, we re-filed our complaint against both PRA Netherlands and its U.S. parent, PRA Health Sciences, Inc. (PRA USA and collectively with PRA Netherlands, PRA), in the United States District Court, District of Delaware. PRA again objected to the venue and personal jurisdiction. On November 19, 2018, PRA Netherlands and PRA USA filed motions to dismiss the lawsuit. On February 20, 2019, we filed a motion seeking to transfer the Delaware action to the United States District Court, District of Minnesota. PRA Netherlands and PRA USA filed an opposition to our motion. On September 21, 2020, the District Court judge issued a ruling denying our motion to transfer indicating that DiaMedica had not met the required standards to support a venue transfer and on November 2, 2020, a final dismissal order was issued by the District Court judge. Due to the uncertainty inherent in appealing this ruling, we have chosen to cease action in the United States and file our claims against PRA Netherlands directly in a Dutch Court. On November 13, 2020, PRA Netherlands was served with our complaint. PRA Netherlands and PRA USA filed their initial appearances with the Dutch Court on February 24, 2021. We, with agreement from PRA prepared a motion to move the case to the Netherlands Commercial Court (NCC), which specializes in handling international commercial disputes and provides more flexibility to accommodate the specific needs of an individual case. On November 23, 2022, we filed a petition requesting leave for a prejudgment attachment of all relevant documents in possession of PRA, which was granted on November 28, 2022, by the District Court of Northern Netherlands. A representative of the District Court served PRA with the prejudgment attachment on or about December 7 and 8, 2022. The case was formally introduced to the NCC on December 28, 2022. On January 12, 2023, a scheduling hearing was convened which provided for a hearing by the NCC in March 2023, to determine whether DiaMedica is entitled to take possession of the records seized on or about December 7 and 8, 2022. The court will issue its judgement in April 2023 (4 weeks after the hearing date). We then will have 8 weeks after the judgment to submit our amended/additional grounds for our claims against PRA. We may request an extension of (a maximum of) 4 weeks. PRA then has 8 weeks after we submit our claims to submit its statement of defense on our claims, including the counterclaims and the grounds for these counterclaims. We would then have 4 weeks after PRA’s statement to submit a statement of defense to PRA counterclaims, if any. A provisional date for the hearing on the claims and counterclaims, if any, was set for September 2023.

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

Number of Record Holders

As of March 21, 2023, we had 33 holders of record of our common shares. This does not include persons whose common shares are in nominee or “street name” accounts through brokers or other nominees.

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

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the fourth quarter ended December 31, 2022.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the fourth quarter ended December 31, 2022.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is, as of March 15, 2023, a summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (Tax Act) generally applicable to a holder of our common shares who, for purposes of the Tax Act and at all relevant times, is neither resident in Canada nor deemed to be resident in Canada for purposes of the Tax Act and any applicable income tax treaty or convention, and who does not use or hold (and is not deemed to use or hold) common shares in the course of carrying on a business in Canada, deals at arm’s length with us, is not affiliated with us, is not a “specified shareholder” of us (within the meaning of subsection 18(5) of the Tax Act) and holds our common shares as capital property (Holder). A “specified shareholder” for these purposes generally includes a person who (either alone or together with persons with whom that person is not dealing at arm’s length for the purposes of the Tax Act) owns or has the right to acquire or control 25% or more of the common shares determined on a votes or fair market value basis. Generally, common shares will be considered to be capital property to a Holder thereof provided that the Holder does not hold common shares in the course of carrying on a business and such Holder has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

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

This summary is based upon the provisions of the Tax Act (including the regulations (Regulations) thereunder) in force as of March 1, 2023 and our understanding of the current administrative policies and assessing practices of the Canada Revenue Agency (CRA) published in writing by the CRA prior to March 1, 2023. This summary takes into account all specific proposals to amend the Tax Act (and the Regulations) publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (Tax Proposals) and assumes that the Tax Proposals will be enacted in the form proposed, although no assurance can be given that the Tax Proposals will be enacted in their current form or at all. This summary does not otherwise take into account any changes in law or in the administrative policies or assessing practices of the CRA, whether by legislative, governmental or judicial decision or action. This summary is not exhaustive of all possible Canadian federal income tax considerations and does not take into account other federal or any provincial, territorial or foreign income tax legislation or considerations, which may differ materially from those described in this summary.

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

If a U.S. Holder is subject to Canadian withholding tax on dividends paid on the holder’s common shares (see discussion above under “Certain Canadian Federal Income Tax Considerations for U.S. Holders—Dividends”), the U.S. Holder may be eligible, subject to a number of complex limitations, to claim a credit against its U.S. federal income tax for the Canadian withholding tax imposed on the dividends. However, if U.S. persons collectively own, directly or indirectly, 50% or more of the voting power or value of our common shares it is possible that a portion of any dividends we pay will be considered U.S. source income in proportion to our U.S. source earnings and profits, which could limit the ability of a U.S. Holder to claim a foreign tax credit for the Canadian withholding taxes imposed in respect of such a dividend, although certain elections may be available under the Code and the Convention to mitigate these effects. A U.S. Holder may claim a deduction for the Canadian withholding tax in lieu of a credit, but only for a year in which the U.S. Holder elects to do so for all creditable foreign income taxes. The rules governing the foreign tax credit are complex. Each U.S. Holder is advised to consult its tax advisor regarding the availability of the foreign tax credit under its particular circumstances.

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

PFIC Status Determination. Although the tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income, based on those tests: (i) we believe that we were a PFIC for the taxable year ended December 31, 2016, and (ii) we do not believe that we were a PFIC for any of the taxable years ended December 31, 2017 through December 31, 2021, and (iii) we believe that we were a PFIC for the taxable year ended December 31, 2022. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2023 or for subsequent taxable years. U.S. Holders who own our common shares for any period during which we are a PFIC will be required to file IRS Form 8621 for each tax year during which they hold our common shares. No opinion of legal counsel or ruling from the IRS concerning our status as a PFIC has been obtained or is currently planned to be requested. However, the determination of our PFIC status is made annually after the close of each taxable year and it is difficult to predict before such determination whether we will be a PFIC for any given taxable year. Even if we determine that we are not a PFIC after the close of a taxable year, there can be no assurance that the IRS will agree with our conclusion. No assurance can be provided regarding our PFIC status, and neither we nor our United States counsel expresses any opinion with respect to our PFIC status.

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

Item 6.         [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the years ended December 31, 2022 and 2021.

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

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. DiaMedica’s lead candidate DM199 is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be studied in patients. KLK1 is an established therapeutic modality in Asia for the treatment of acute ischemic stroke and chronic kidney disease, including hypertensive nephrosclerosis (hypertension). We have also identified a potential novel treatment for inflammatory diseases, DM300, which is currently early in the preclinical stage of development. Our long-term goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of acute ischemic stroke (AIS) and chronic kidney disease (CKD). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CKD.

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

Our product development pipeline is as follows:

AIS Phase 2/3 ReMEDy2 Trial

Our ReMEDy2 trial is an adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 350 participants at up to 75 sites in the United States. Participants enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients with large vessel occlusions and imaging evidence of brain damage and those treated with tissue plasminogen activator (tPA) or any other thrombolytic. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with mechanical thrombectomy or tPA, which must be dosed within 4.5 hours from symptom onset. DiaMedica believes that the proposed trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

In April 2021, we submitted an investigational new drug application (IND) to the FDA for the trial, which was accepted in May 2021. In September 2021, the FDA granted Fast Track designation to the Company’s lead candidate DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. We initiated the first site in September and successfully dosed the first participant in November 2021.

On July 6, 2022, we announced that the FDA placed a clinical hold on the IND for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following the Company voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. The acutely low blood pressure levels in the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped, and the participants suffered no injuries. In response to the FDA’s clinical hold letter, on September 16, 2022, we submitted to the FDA supporting in-vitro data that the cause of the hypotensive events was likely related to switching to a new type of IV bag for use in the ReMEDy2 trial rather than continue with the type of IV bag used in the prior ReMEDy 1 trial, where DM199 was generally safe and well tolerated and no hypotensive episodes were reported. While there were no differences in the compatibility of DM199 with either type of IV bag, we observed significant differences in DM199 binding between the two types of IV bags used in the studies that we believe altered, and unintentionally elevated, the total amount of DM199 being administered to participants in the ReMEDy2 trial and thereby triggering the hypotensive events. In addition to our analysis of the events leading to and causing the hypotensive events, we also included in this FDA submission, proposed protocol modifications to address the mitigation of these events, including a reduction in the DM199 dose level for the initial IV dose to effectively match the well tolerated IV dose administered in the ReMEDy1 trial. Following review of this data, the FDA responded to our submission, indicating that the FDA was continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and any materials used during the infusion that come in contact with DM199 and the mechanical infusion pump, to further rule out any other cause of the hypotension events. In December 2022, we received written comments from the FDA clarifying its expectations for the design of the in-use study. These comments were incorporated into the study protocol and submitted to the FDA. In response the FDA recently indicated that the protocol appeared to be reasonable. The requested in-use study has been initiated and is being performed at an independent laboratory. The study is being conducted in two parts. Part 1 simulates actual use in the hospital and part 2 tests worst-case scenarios such as varying storage durations, temperature(s) and light. Part 1 is complete. DiaMedica believes data from part 1 confirms its conclusions from prior testing that the IV dose administered in the ReMEDy2 study was higher than planned due to the change in IV bag materials and was the cause of the hypotension, and that a dose revision in ReMEDy2 should avoid the clinically significant hypotension. We have submitted these results and conclusions to the FDA for feedback and to request confirmation  that all issues of the clinical hold will have been addressed after submission of the data from part 2 of the in-use testing anticipated in April 2023.

We also have proactively initiated a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial.  The purpose of the study is to confirm, with human data, the DM199 serum concentration level achieved with the IV dose and further evaluate safety and tolerability. In the event that the FDA does not agree that the results of the in-use study support the proposed dose revision, the data from this Phase 1C study can be used to support the rationale for the IV dose selected for the ReMEDy2 trial.  The Phase 1C study is being conducted in Australia and is intended to enroll up to 15 health, adult participants. Enrollment in the study has commenced and preliminary data is expected to be available in May 2023.

There can be no assurance that we will be able to fully respond to the FDA’s latest questions sufficiently for the FDA to lift the clinical hold on a timely basis or at all. It is also possible that the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold, such as requiring us to complete additional clinical testing or imposing stricter approval conditions than we recently proposed for our DM199 product candidate. We may not enroll any additional participants in the ReMEDy2 trial until we provide the FDA with the requested data and the FDA notifies us that the FDA has lifted the clinical hold and we may resume enrollment in the clinical trial.

Prior to voluntarily halting enrollment, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may continue to experience these conditions if and when we are able to resume enrollment. We believe this was due to a number of factors, including the reduction or suspension of research activities at our current and targeted clinical study sites, as well as staffing shortages, due to COVID-19 and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility. We intend to continue to take certain actions, including bringing certain site engagement responsibilities in-house and engaging a clinical services consulting firm to provide staff support to study sites as needed, to assist study sites in overcoming these issues, if and when we resume enrollment in the ReMEDy2 trial, however no assurances can be provided as to if and when these issues will resolve.

CKD Phase 2 REDUX Clinical Trial

As of December 31, 2021, we completed enrollment in REDUX with a total 84 subjects enrolled, including 24 African American subjects into Cohort 1, 25 subjects with IgAN into Cohort 2 and 35 subjects with Type 2 diabetes in Cohort 3. As of March 31, 2022, all participants had completed their treatment periods. We are currently evaluating next steps for our CKD program as we proceed with analyzing the complete data set from the REDUX trial.

DM300

We have identified a potential novel new treatment for inflammatory diseases, DM300, currently early in the preclinical stage of development.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants and tax credits. We have incurred losses in each year since our inception. Our net losses were $13.7 million and $13.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $96.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary R&D activities, and general and administrative (G&A) support costs associated with our operations and status as a publicly listed company.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. In the near term, inclusive of the estimated costs of the Phase 1C study, we anticipate that our quarterly expenses will remain relatively consistent with recent prior periods until the FDA lifts the clinical hold on the IND for our ReMEDy2 trial. Once we are able to resume the ReMEDy2 trial, we expect our expenses and operating losses to increase as compared to prior periods. Our efforts to expand our team to provide support for our operations and maintaining, expanding and protecting our intellectual property portfolio will also likely contribute to such increases.

While we expect our rate of future negative cash flow per month will vary due to the timing of site activations and patient enrollment expenses, we expect our current cash resources will be sufficient to allow us to continue to work with the FDA to lift the clinical hold and continue our Phase 2/3 ReMEDy2 trial in patients with AIS, complete the data analysis from our REDUX Phase 2 trial and evaluate next steps for our CKD program and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the consolidated financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including our ability and timing to release the clinical hold on the IND for our ReMEDy2 trial, the timing and results of our ongoing development efforts, including site activations and enrollment in our clinical studies, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of COVID-19. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Components of Our Results of Operations

Research and Development Expenses

We incurred R&D expenses of $7.8 million and $8.8 million for the years ended December 31, 2022 and 2021, respectively. R&D expenses consist primarily of fees paid to external service providers such as contract research organizations (CROs); contractual obligations for clinical development including clinical site costs, outside nursing services, laboratory testing, preclinical trials; fees paid to our contract manufacturers and outside laboratories for development of DM199 and related manufacturing processes; costs for production runs of DM199; salaries, benefits and share-based compensation and other personnel costs. Over the past approximately ten years, our R&D efforts have been primarily focused on developing DM199. At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in developing DM199 through marketing approval or any of our preclinical development programs. The process of conducting clinical studies necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical studies, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

We incurred G&A expenses of $6.2 million and $4.9 million for the years ended December 31, 2022 and 2021, respectively. G&A expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development and support functions. G&A expenses also include insurance, including directors and officers liability coverage, rent and utilities, travel expenses, patent costs, professional fees, including for auditing, tax and legal services and milestone payments under our technology license agreement with Catalent.

Other Income, Net

Other (income) expense consists primarily of interest income, partially offset by foreign currency exchange losses.

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

Research and Development Costs

R&D costs include expenses incurred in the conduct of human clinical trials such as fees paid to external service providers such as contract research organizations; contractual obligations for clinical development including clinical sites; outside nursing services and laboratory testing and non-clinical research studies. R&D costs also include fees paid to contract manufacturing organizations and outside laboratories for the development of the manufacturing process necessary to produce, and to produce sufficient amounts of the DM199 compound for use in our clinical studies; consulting resources with specialized expertise related to execution of our development plan for our DM199 product candidate; and personnel costs, including salaries, benefits and share-based compensation.

We charge R&D costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are generally administered by us with assistance from CROs, and include outside service providers such as outside nursing services, testing laboratories and data coordination and collection. Costs of setting up clinical trial sites are accrued upon execution of the trial agreement. Expenses related to the performance of clinical trials are accrued based on contracted amounts and the achievement of agreed upon milestones, such as participant enrollment, participant follow-up, etc. We monitor levels of performance under each significant contract, including the extent of participant enrollment and other activities through communications with the clinical trial sites, CROs and supporting vendors and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual work performed at each clinical trial site and by each CRO or supporting vendor.

Clinical Trial Costs

Our clinical trials are performed at clinical trial sites and are administered by us with assistance from CROs or outside contractors as necessary. Clinical trial costs are recorded or accrued based on actual invoices received and estimates of work completed to date by CROs, outside contractors and clinical trial sites that manage and perform the trials. We obtain initial estimates of accrued costs based on the trial protocol and actual enrollment of subjects, trial duration, project and data management costs, participant treatment costs and other activities as required by the trial protocol. Additionally, non-participant related costs may be charged to us and are recognized as the tasks are completed by the clinical trial site. Accrued clinical trial costs may be subject to revisions as clinical trials progress and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

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

The fair value of share-based awards is estimated using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our common share price, as well as assumptions regarding a number of complex and subjective variables. Risk-free interest rates are based upon United States Government bond rates appropriate for the expected term of each award. Expected volatility rates are based on the historical volatility equal to the expected term of the option. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by us for the years ended December 31, 2022 and 2021:

	2022			2021
Common share fair value	$1.47	–	$3.88	$3.64	–	$10.04
Risk-free interest rate	1.4	–	3.6%	0.5	–	1.3%
Expected dividend yield		0%			0%
Expected option life (in years)	5.0	–	5.6	5.0	–	5.5
Expected stock price volatility	102.1	–	104.0%	94.7	–	106.1%

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expense	$7,839	$8,765
General and administrative expense	6,162	4,881
Other income, net	(353)	(82)

Research and Development Expenses

R&D expenses decreased to $7.8 million for the year ended December 31, 2022, down from $8.8 million in the prior year. This decrease was driven primarily by reduced costs incurred during 2022 for the wrap-up of our REDUX Phase 2 CKD trial and decreased non-clinical testing costs which were incurred during 2021 in preparation for initiating our Phase 2/3 ReMEDy2 trial. These decreases were partially offset by increased personnel costs associated with expanding our R&D operations and increased manufacturing process development activities. In the near term, inclusive of the estimated costs of the Phase 1C study, we anticipate that our quarterly expenses will remain relatively consistent with recent prior periods until the FDA lifts the clinical hold on the IND for our ReMEDy2 trial. Once we are able to resume the ReMEDy2 trial, we expect our expenses and operating losses to increase as compared to prior periods.

General and Administrative Expenses

G&A expenses were $6.2 million and $4.9 million for the year ended December 31, 2022 and 2021, respectively. This increase was primarily driven by increased directors’ and officers’ liability insurance, increased personnel and professional services costs to support our expanding clinical programs and increased legal fees for our lawsuit against PRA. These increases were partially offset by reduced non-cash, share-based compensation costs. We did not incur significant additional G&A expenses during the year ended December 31, 2022 related to the COVID-19 pandemic, nor do we expect to incur significant additional G&A expenses related to the COVID-19 pandemic going forward. We expect that we will continue to see moderate increases in G&A expenses as compared to prior periods as we expand our development and operating activities, continue our lawsuit against PRA and the anticipated effects of economic inflation, particularly in the United States.

Other Income, Net

Other income, net, was $0.4 million for the year ended December 31, 2022 compared to $0.1 million for 2021. This increase was driven by increased interest income recognized during 2022 as compared to 2021, primarily related to higher interest rates during 2022 versus 2021.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2022 and 2021 and cash flows for each of the years ended December 31, 2022 and 2021, and are intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$33,502	$45,112
Total assets	34,395	45,551
Total current liabilities	2,168	1,524
Total shareholders’ equity	31,827	44,024
Working capital	31,667	43,915

	Year Ended December 31,
Cash Flow Data	2022	2021
Cash flow provided by (used in):
Operating activities	$(11,511)	$(12,252)
Investing activities	11,538	(20,537)
Financing activities	(6)	30,087
Net increase (decrease) in cash	$21	$(2,702)

Liquidity and Capital Resources

We had cash, cash equivalents and marketable securities of $33.5 million, current liabilities of $2.2 million and working capital of $31.7 million as of December 31, 2022, compared to $45.1 million in cash, cash equivalents and marketable securities, $1.5 million in current liabilities and $43.9 million in working capital as of December 31, 2021. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital were due to cash used in operating activities during 2022.

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $11.5 million, down $0.8 million from $12.3 million for the year ended December 31, 2021. This decrease relates primarily to the effects of changes in operating assets and liabilities during 2022.

Investing Activities

Investing activities consist primarily of the net purchases of marketable securities. Net cash provided by investing activities was $11.5 million for the year ended December 31, 2022 compared to net cash used in investing activities of $20.5 million for the year ended December 31, 2021. This change resulted from the investment of the net proceeds received in the September 2021 private placement in the prior year period coupled with an increase in the maturities of marketable securities during 2022.

Financing Activities

Net cash used in financing activities was $6,000 for the year ended December 31, 2022 and consisted of principal payments on finance lease obligations. Net cash provided by financing activities was $30.1 million for the year ended December 31, 2021 and consisted primarily of net proceeds received from the September 2021 private placement.

Capital Requirements

Since our inception, we have incurred losses while advancing the R&D of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to five years. We do not know when or if, we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. Provided that the FDA lifts the clinical hold on the IND for our ReMEDy2 clinical trial we expect our operating losses to increase as compared to prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any future product candidate, and in the absence of the assistance of a strategic partner, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Accordingly, we expect we will need substantial additional capital to further our R&D activities, planned clinical studies, regulatory activities and otherwise develop our DM199 product candidate, or any future product candidates, to a point where they may be commercially sold. Although we are striving to achieve these plans, there is no assurance these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. While the rate of our future negative cash flow per month will vary due to our clinical activities, particularly considering the effects of the FDA imposed clinical hold, and the timing of expenses incurred, we expect our current cash, cash equivalents and marketable securities will be sufficient to allow us to continue to work with the FDA to lift the clinical hold and continue our Phase 2/3 ReMEDy2 trial in patients with AIS, complete data analysis in our REDUX Phase 2 trial in patients with CKD and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the consolidated financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including our ability and timing to release the clinical hold on the IND for our ReMEDy2 trial, the timing and results of our ongoing development efforts, including the initiation of new sites and enrollment in our clinical studies, the potential expansion of current development programs, potential new development programs, the effects of COVID-19 on our clinical programs and operations, and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically we have financed our operations primarily from sales of equity securities and the exercise of warrants and stock options, and we expect to continue this practice for the foreseeable future. Our most recent equity financing was our September 2021 private placement in which we issued and sold an aggregate of 7,653,060 common shares at a purchase price of $3.92 per share to 10 accredited investors, resulting in gross proceeds of $30.0 million and net proceeds to us of $29.8 million, after deducting offering expenses. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Commitments and Contingencies

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services, various other vendors supporting the performance of our clinical trials and contract manufacturing organizations. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of participants enrolled, the number of clinical study sites enrolling subjects, the amount of time to complete trial enrollments and the time required to finalize, analyze and report of trial results. Clinical research agreements are generally cancelable upon up to 60-90 days’ notice, with the Company’s obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2022, the Company estimates that its outstanding commitments, including such cancellable contracts, are approximately $4.0 million over the next 12 months and approximately $3.0 million in the following 12 months. These amounts do not include commitments that the Company will be required to make upon resumption of the ReMEDy2 AIS trial.

As of December 31, 2022, we had future operating lease commitments totaling approximately $459,000 over the remainder of the lease, of which approximately $63,000 is due over the next 12 months.

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain As of December 31, 2022, one milestone payment obligation remains which is tied to the first commercial sale. Following the launch of our first product, we will also incur a royalty of less than 1% on net sales. The royalty term is indefinite but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to DiaMedica as a smaller reporting company and has been omitted pursuant to Item 305(e) of SEC Regulation S-K.

Item 8.         Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DiaMedica Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DiaMedica Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, MN

March 28, 2023

DiaMedica Therapeutics Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$4,728	$4,707
Marketable securities	28,774	40,405
Prepaid expenses and other assets	251	197
Amounts receivable	82	130
Total current assets	33,835	45,439

Non-current assets:
Operating lease right-of-use asset	424	42
Property and equipment, net	136	70
Total non-current assets	560	112

Total assets	$34,395	$45,551

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$734	$509
Accrued liabilities	1,365	966
Finance lease obligation	6	4
Operating lease obligation	63	45
Total current liabilities	2,168	1,524

Non-current liabilities:
Finance lease obligation, non-current	4	3
Operating lease obligation, non-current	396	—
Total non-current liabilities	400	3

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 26,443,067 shares issued and outstanding, as of December 31, 2022 and 2021	—	—
Paid-in capital	128,078	126,576
Accumulated other comprehensive loss	(74)	(51)
Accumulated deficit	(96,177)	(82,501)
Total shareholders’ equity	31,827	44,024
Total liabilities and shareholders’ equity	$34,395	$45,551

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$7,839	$8,765
General and administrative	6,162	4,881
Total operating expenses	14,001	13,646

Operating loss	(14,001)	(13,646)

Other income:
Other income, net	353	82
Total other income, net	353	82

Loss before income tax expense	(13,648)	(13,564)

Income tax expense	(28)	(28)

Net loss	(13,676)	(13,592)

Other comprehensive loss
Unrealized loss on marketable securities	(23)	(49)

Net loss and comprehensive loss	$(13,699)	$(13,641)

Basic and diluted net loss per share	$(0.52)	$(0.65)
Weighted average shares outstanding – basic and diluted	26,443,067	20,773,399

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total S hareholders’ Equity

Balances at December 31, 2020	18,746,157	$94,925	$(2)	$(68,909)	$26,014
Issuance of common shares, net of offering costs of $151	7,653,060	29,849	—	—	29,849
Exercise of common stock options	40,000	244	—	—	244
Issuance of common shares in settlement of deferred stock units	3,850	—	—	—	—
Share-based compensation expense	—	1,558	—	—	1,558
Unrealized loss on marketable securities	—	—	(49)	—	(49)
Net loss	—	—	—	(13,592)	(13,592)
Balances at December 31, 2021	26,443,067	$126,576	$(51)	$(82,501)	$44,024
Share-based compensation expense	—	1,502	—	—	1,502
Unrealized loss on marketable securities	—	—	(23)	—	(23)
Net loss	—	—	—	(13,676)	(13,676)
Balances at December 31, 2022	26,443,067	$128,078	$(74)	$(96,177)	$31,827

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,676)	$(13,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,502	1,558
Amortization of premium (discount) on marketable securities	(11)	161
Non-cash lease expense	64	58
Depreciation	25	24
Changes in operating assets and liabilities:
Amounts receivable	48	210
Prepaid expenses and other assets	(54)	(123)
Accounts payable	225	(590)
Accrued liabilities	366	42
Net cash used in operating activities	(11,511)	(12,252)

Cash flows from investing activities:
Purchase of marketable securities	(45,684)	(69,813)
Maturities of marketable securities	57,303	49,296
Purchase of property and equipment	(81)	(22)
Disposition of property and equipment, net	—	2
Net cash provided by (used in) investing activities	11,538	(20,537)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	—	29,849
Proceeds from exercise of stock options	—	244
Principal payments on finance lease obligations	(6)	(6)
Net cash provided by (used in) financing activities	(6)	30,087

Net increase (decrease) in cash and cash equivalents	21	(2,702)
Cash and cash equivalents at beginning of period	4,707	7,409
Cash and cash equivalents at end of period	$4,728	$4,707

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$27	$28

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to Consolidated Financial Statements

1.	Business

DiaMedica Therapeutics Inc. and its wholly-owned subsidiaries, DiaMedica USA, Inc. and DiaMedica Australia Pty Ltd. (collectively we, us, our, DiaMedica and the Company), exist for the primary purpose of advancing the clinical and commercial development of our proprietary recombinant form of the human tissue kallikrein-1 (KLK1) protein for the treatment of neurological and kidney diseases. Currently, our primary focus is on acute ischemic stroke (AIS) and chronic kidney disease (CKD). Our parent company is governed under British Columbia’s Business Corporations Act, and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

2.	Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the United States Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of AIS and CKD. The Company has not yet completed the development of any product candidate and does not generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three years, if at all.

On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for the Company’s Phase 2/3 ReMEDy2 trial. The clinical hold was issued following the Company voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199.  In September 2022 we submitted our analysis of the events leading to and causing the hypotensive events, and proposed protocol modifications to address the mitigation of these events in the future trial participants. Following review of this analysis, the FDA informed us that they were continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. The requested in-use study has been initiated and is being performed at an independent laboratory and is expected to complete in April 2023.

There can be no assurance that we will be able to fully respond to the FDA’s latest questions sufficiently for the FDA to lift the clinical hold on a timely basis or at all. It is also possible that the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the clinical hold, such as requiring us to complete additional clinical testing or imposing stricter approval conditions than we recently proposed for our DM199 product candidate. We may not enroll any additional participants in the ReMEDy2 trial until we provide the FDA with the requested data and the FDA notifies us that the FDA has lifted the clinical hold and we may resume enrollment in the clinical trial.

Prior to voluntarily halting enrollment, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may continue to experience these conditions if and when we are able to resume enrollment. We believe this was due to a number of factors, including the reduction or suspension of research activities at our current and targeted clinical study sites, as well as staffing shortages, due to COVID-19 and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility. We intend to continue to take certain actions, including bringing certain site engagement responsibilities in-house and engaging a clinical services consulting firm to provide staff support to study sites as needed, to assist study sites in overcoming these issues, if and when we resume enrollment in the ReMEDy2 trial, however no assurances can be provided as to if and when these issues will resolve.

Our future success is dependent upon the success of our development efforts, our ability to demonstrate clinical progress for our DM199 product candidate in the United States or other markets, our ability, or the ability of any future partner, to obtain required governmental approvals of our product candidate, our ability to license or market and sell our DM199 product candidate and our ability to obtain additional financing to fund these efforts.

As of December 31, 2022, we have incurred losses of $96.2 million since our inception in 2000. For the year ended December 31, 2022, we incurred a net loss of $13.7 million and negative cash flows from operating activities of $11.5 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of December 31, 2022, DiaMedica had combined cash, cash equivalents and marketable securities of $33.5 million, working capital of $31.7 million and shareholders’ equity of $31.8 million.

Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if we are unable to resolve the clinical hold on the IND for our ReMEDy2 trial, if our clinical data is not positive, or if economic and market conditions do not improve or further deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to fund our planned operations for at least the next 12 months from the date of issuance of these consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including our ability and timing to release the clinical hold on the IND for our ReMEDy2 trial, the timing and results of our ongoing development efforts, including the duration of the current clinical hold, the rate of site activation and enrollment in our clinical study, the potential expansion of our current development programs, potential new development programs, the effects of COVID-19, staffing shortages and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

Marketable securities

The Company’s marketable securities typically consist of obligations of the United States government and its agencies, bank certificates of deposit and/or investment grade corporate obligations, which are classified as available-for-sale and included in current assets. All marketable securities mature within 12 months from their date of purchase and generally are intended to fund current operations. Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity in accumulated other comprehensive gain (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise that may indicate impairment. When the fair value of the securities declines below the amortized cost basis and impairment is indicated, it must be determined whether the impairment is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings. Subsequent increases or decreases in fair value are reported as a component of shareholders’ equity in accumulated other comprehensive gain (loss). There were no other-than-temporary unrealized losses as of December 31, 2022.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities — quoted prices in active markets for identical assets and liabilities — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities — observable inputs other than quoted prices in active markets for identical assets and liabilities observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs — unobservable inputs — unobservable inputs

As of December 31, 2022, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

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

Leases

Leases related to our corporate offices are classified as operating leases

We determine if an arrangement is a lease at inception. We have made a policy election to not separate lease and non-lease components for our real estate leases to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease expense. Our facility lease includes variable non-lease components, such as common-area maintenance costs. Our operating lease is included in operating lease right-of-use (“ROU”) asset and operating lease obligations on our consolidated balance sheets. Our operating lease ROU asset represents our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. The operating lease ROU asset and operating lease obligation are recognized based on the present value of lease payments over the lease term. The lease does not provide an implicit rate and, due to the lack of a commercially salable product, we are generally considered unable to obtain commercial credit. Therefore, considering the quoted rates for the lowest investment-grade debt and the interest rates implicit in recent financing leases, we estimated our incremental borrowing rate. The operating lease ROU asset excludes lease incentives. Our lease includes an option to extend or terminate the lease; lease terms are only adjusted for these options when it is reasonably certain that we will exercise such options to extend or terminate the lease. Lease expense is recognized on a straight-line basis over the lease term.

Assumptions made by us at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

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

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from various contract research organizations. Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials are recorded or accrued based on actual invoices received and estimates of work completed to date by contract research organizations, outside contractors and clinical trial sites that assist with management and performance of the trials, and those that manufacture the investigational product. We obtain initial estimates of accrued costs based on the trial protocol, actual enrollment of subjects, trial duration, project and data management costs, participant treatment costs and other activities as required by the trial protocol. Additionally, actual costs may be charged to us and are recognized as the tasks are completed by the clinical trial site. Accrued clinical trial costs may be subject to revisions as clinical trials progress and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $146,000 and $96,000 for the years ended December 31, 2022 and 2021, respectively.

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

The fair value of option awards is estimated at the date of grant using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our share price, as well as assumptions regarding a number of complex and subjective variables. Risk free interest rates are based upon United States Government bond rates appropriate for the expected term of each award. Expected volatility rates are based on the historical volatility over a period equal to the expected term of the option. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2022 and 2021. See Note 14, “Income Taxes” for additional information. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense.

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss	$(13,676)	$(13,592)
Weighted average shares outstanding—basic and diluted	26,443,067	20,773,399
Basic and diluted net loss per share	$(0.52)	$(0.65)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Year Ended December 31,
	2022	2021
Employee and non-employee stock options	2,782,248	1,896,600
Common shares issuable under common share purchase warrants	265,000	265,000
Common shares issuable upon settlement of deferred stock units	134,402	67,659
	3,181,650	2,229,259

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The standard is effective for smaller reporting companies in fiscal years beginning after December 15, 2022 with early adoption permitted for all periods beginning after December 15, 2018. We plan to early adopt ASU No. 2016-13 on January 1, 2023. We do not expect that the adoption of the standard will not have an impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option (such as a warrant) that is not within the scope of another Topic. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The standard is effective for smaller reporting companies in fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2021-04 on January 1, 2022 and it did not have a material impact on our consolidated financial statements.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements as of December 31, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$14,209	$—	$14,209	$—
Government securities	14,565	—	14,565	—
Total marketable securities	$28,774	$—	$28,774	$—

		Fair Value Measurements as of December 31, 2021 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$29,421	$—	$29,421	$—
Government securities	10,984	—	10,984	—
Total marketable securities	$40,405	$—	$40,405	$—

Accrued interest receivable on available-for-sale securities was $80,000 and $130,000 for the years ended December 31, 2022 and 2021, respectively, and is included in amounts receivable.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2022.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations with a primary objective of principal preservation. Maturities of individual securities are less than one year, and the amortized cost of all securities approximated fair value as of December 31, 2022.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued interest receivable on marketable securities	$80	$130
Other	2	—
Total amounts receivable	$82	$130

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$209	$84
Advances to vendors	$42	$113
Total prepaid expenses and other assets	$251	$197

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

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture and equipment	$124	$70
Computer equipment	76	66
Leasehold Improvements	16	1
	216	137
Less accumulated depreciation	(80)	(67)
Property and equipment, net	$136	$70

Depreciation expense was $25,000 and $24,000 for each of the years ended December 31, 2022 and 2021, respectively. During 2022 and 2021, we disposed of $12,000 and $17,000 of equipment, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation	667	484
Accrued clinical trial costs	472	284
Accrued research and other professional fees	215	191
Accrued other liabilities	11	7
Total accrued liabilities	$1,365	$966

9.	Operating Lease

New office lease

In June 2022, we entered into an agreement to lease approximately 6,000 square feet of office space in Minneapolis, Minnesota, near our former office space. The lease commencement date was September 1, 2022, has a term of 65 months expiring on January 31, 2028 and includes an incentive of five months of full rent abatement. This incentive is subject to repayment if we default in performance of any material obligations under the lease prior to the 48th month of the lease and the landlord terminates the lease. Upon lease commencement, the Company recognized an operating lease right-of-use asset and a corresponding operating lease obligation of $446,000, respectively.

Our operating lease costs were $78,000 and $65,000 for the years ended December 31, 2022 and 2021, respectively. Our variable lease costs were $25,000 and $56,000 for the years ended December 31, 2022 and 2021, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of December 31, 2022 (in thousands):

2023	97
2024	109
2025	113
2026	116
2027	119
2028	10
Total lease payments	$564
Less interest portion	(105)
Present value of lease obligation	$459

Former office lease

We leased certain office space under a non-cancelable operating lease that terminated on August 31, 2022, and we did not renew it. This lease included lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The right-of-use asset for this lease was fully amortized as of August 31, 2022.

10.	Commitments and Contingencies

Clinical trials and product development

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services and various other vendors supporting the performance of our clinical trials. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of participants enrolled, the number of clinical study sites enrolling subjects, the amount of time to complete trial enrollments and the time required to finalize, analyze and report of trial results. Clinical research agreements are generally cancelable upon up to 60 days’ notice, with the Company’s obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2022, the Company estimates that its outstanding commitments, including such cancellable contracts, are approximately $ 4.0 million over the next 12 months and approximately $3.0 million in the following 12 months. These amounts do not include commitments that the Company will be required to make upon resumption of the ReMEDy2 AIS trial.

On November 11, 2021, we announced the enrollment of the first participant for our pivotal ReMEDy2 trial. The ReMEDy2 trial is a randomized, double-blind, placebo-controlled Phase 2/3 adaptive trial intended to enroll approximately 350 participants. Participants enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. Treatment continues twice weekly for approximately three weeks with final follow-up at approximately 90 days after treatment commences.

Our REDUX clinical trial, a multi-center, open-label, Phase 2 clinical trial investigating patients with Stage II or III CKD has completed enrollment. The trial focused on participants with CKD caused by three specific conditions: Cohort 1 focused on non-diabetic, hypertensive African Americans with Stage II or III CKD; Cohort 2 focused on participants with IgA Nephropathy (IgAN); and Cohort 3 focused on participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria. Enrollment was closed at the end of 2021 and final data analysis is expected to complete by mid-2023.

Technology license

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain. As of December 31, 2022, one milestone payment obligation remains which is due upon our first regulatory approval of DM199 for commercial sale. Following the launch of our first product, we will also incur a royalty of less than 1% on net sales. The royalty term is indefinite but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Indemnification of directors and officers

The Company, as permitted under laws of the BCBCA and in accordance with the Company’s Articles and indemnification agreements, will indemnify and advance expenses to its directors and officers to the fullest extent permitted by law and may choose to indemnify other employees or agents from time to time. The Company has secured insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to the Company. As of December 31, 2022, there was no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification. Insofar as indemnification for liabilities arising under the United States Securities Act of 1933, as amended (Securities Act) may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that, in the opinion of the United States Securities and Exchange Commission (SEC), such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these obligations as of December 31, 2022 or 2021.

11.	Shareholders’ Equity

Authorized capital stock

DiaMedica has authorized share capital of an unlimited number of common voting shares and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company’s annual general meeting and any extraordinary or special general meeting.

Equity issued during the year ended December 31, 2022

During the year ended December 31, 2022, we did not issue any common shares or other equity securities, other than stock options and deferred stock units.

Equity issued during the year ended December 31, 2021

On September 26, 2021, we issued and sold in a private placement an aggregate 7,653,060 common shares at a purchase price of $3.92 per share to ten accredited investors resulting in gross proceeds of $30.0 million and net proceeds to us of $29.8 million, after deducting offering expenses. Under the terms of the registration rights agreed to in this private placement, we agreed to keep a resale registration statement effective at all times until the shares are no longer considered “Registrable Securities” under the agreed upon registration rights and if we fail to keep a resale registration statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

During the year ended December 31, 2021, 40,000 common shares were issued upon the exercise of options for gross proceeds of $244,000 and no warrants were exercised and 3,850 common shares were issued upon the settlement of deferred stock units.

Shares reserved

Common shares reserved for future issuance are as follows:

December 31, 2022
Employee and non-employee stock options	2,782,248
Common shares issuable upon settlement of deferred stock units	134,402
Common shares issuable under common share purchase warrants	265,000
Shares available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	2,005,260
Shares available for grant under the 2021 Employment Inducement Incentive Plan	535,000
Total	5,721,910

12.	Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (the 2019 Plan) was adopted by the Board of Directors (Board) on March 10, 2022 and approved by our shareholders at our 2022 Annual General Meeting of Shareholders held on May 18, 2022.

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units (DSUs), performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 4,000,000 shares. As of December 31, 2022, options to purchase an aggregate of 1,845,338 common shares were outstanding and 117,069 common shares were reserved for issuance upon settlement of DSUs under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan) to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2022, options to purchase an aggregate of 465,000 common shares were outstanding under the Inducement Plan.

Prior Stock Option Plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of December 31, 2022, options to purchase an aggregate of 462,910 common shares were outstanding under the Prior Plan.

Prior Deferred Stock Unit Plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Stock Unit Plan (Prior DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of December 31, 2022, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	December 31, 2022	December 31, 2021
Research and development	$460	$463
General and administrative	1,042	1,095
Total share-based compensation	$1,502	$1,558

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances as of December 31, 2020	1,389,564	$5.24	$7,109
Granted	638,008	5.18
Exercised	(40,000)	6.10
Expired/cancelled	(20,972)	12.65
Forfeited	(70,000)	4.24
Balances as of December 31, 2021	1,896,600	$5.25	$169
Granted	1,014,398	2.58
Exercised	—	—
Expired/cancelled	(68,437)	4.25
Forfeited	(60,313)	11.05
Balances as of December 31, 2022	2,782,248	$4.12	$17

A summary of the status of our unvested shares underlying options during the year ended and as of December 31, 2022 is as follows:

	Shares Underlying Options	Weighted Grant Date Fair Value Per Share
Unvested as of December 31, 2021	611,724	$3.21
Granted	1,014,398	2.04
Vested	(316,548)	3.01
Forfeited	(68,437)	3.14
Unvested as of December 31, 2022	1,241,137	$2.31

Information about stock options outstanding, vested and expected to vest as of December 31, 2022, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	177,000	9.7	$1.50	—	—
$2.00	-	$2.99	790,398	8.1	2.51	208,699	5.1
$3.00	-	$3.99	409,393	7.3	3.81	196,266	5.5
$4.00	-	$4.99	862,182	6.5	4.58	820,683	6.5
$5.00	-	$16.00	543,275	7.2	6.79	315,463	6.2
			2,782,248	7.4	$4.12	1,541,111	6.1

The cumulative grant date fair value of employee options vested during the years ended December 31, 2022 and 2021 was $1.0 million and $1.3 million, respectively. Total proceeds received for options exercised during the years ended December 31, 2022 and 2021 were $0 and $244,000, respectively.

As of December 31, 2022, total compensation expense related to unvested employee stock options not yet recognized was $2.4 million, which is expected to be allocated to expenses over a weighted-average period of 2.7 years.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0 and $132,000, respectively.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2022 and 2021:

	2022			2021
Common share fair value	$1.47	–	$3.88	$3.64	–	$10.04
Risk-free interest rate	1.4	–	3.6%	0.5	–	1.3%
Expected dividend yield		0%			0%
Expected option life (years)	5.0	–	5.6	5.0	–	5.5
Expected stock price volatility	102.1	–	104.0%	94.7	–	106.1%

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

There were approximately 134,000 and 68,000 vested DSUs and no RSUs outstanding under our share-based compensation plans as of December 31, 2022 and 2021, respectively. During 2021, 3,850 common shares were issued upon settlement of 3,850 DSUs held by a former non-employee director. There were no unvested DSUs as of December 31, 2022 and 2021.

13.	Related Party Transaction

During 2020, we engaged a consulting firm owned by our former Vice President of Regulatory Affairs to perform certain tasks supporting our quality and regulatory activities. The work was performed as required by us and all services were invoiced on an hourly basis with no minimum commitment. Total charges invoiced for the year ended December 31, 2021 were $149,000 prior to termination of the agreement effective June 16, 2021.

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

We have recorded contribution expenses of $112,000 and $87,000 for the years ended December 31, 2022 and 2021, respectively.

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

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Non-capital losses carried forward	$21,000	$17,596
Research and development expenditures	817	817
Share issue costs	338	608
Patents and other	320	309
Accruals	213	76
Share-based compensation	166	—
Property and equipment	(117)	(13)
Total deferred tax asset, net	22,737	19,393
Valuation allowance	(22,737)	(19,393)
Net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

The reconciliation of the Canadian statutory income tax rate applied to the net loss for the year to the income tax expense is as follows:

	December 31,
	2022	2021
Statutory income tax rate	27.0%	27.0%
Income tax recovery based on statutory rate	$(3,685)	$(3,656)
Share-based compensation	340	421
Prior-year true-ups	(33)	134
Share issuance costs	—	(41)
Other	62	44
Change in valuation allowance	3,344	3,126
Income tax expense	$28	$28

Net operating losses and tax credit carryforwards as of December 31, 2022, are as follows:

	Amount (In thousands)	Expiration Years
Non-capital income tax losses, net	74,479	Beginning 2026
Research and development expense carry forwards	3,027	Indefinitely
Tax credits	474	Beginning 2024

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors, officers and employees, in accordance with Section 406 of the Sarbanes-Oxley Act, the rules of the SEC promulgated thereunder, and the Nasdaq Listing Rules. In the event that any changes are made or any waivers from the provisions of the code of business conduct and ethics are made, these events would be disclosed on our website or in a report on Form 8-K within four business days of such event. The code of business conduct and ethics is posted on our website at www.diamedica.com. Copies of the code of business conduct and ethics will be provided free of charge upon written request directed to Investor Relations, DiaMedica Therapeutics Inc., 301 Carlson Parkway, Suite 210, Minneapolis, Minnesota 55305.

Changes to Nomination Procedures

During the fourth quarter of fiscal 2022, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under our equity compensation plans as of December 31, 2022. Our equity compensation plans as of December 31, 2022 were the DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan), the DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), the DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan).

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,451,650	(1)	$4.94	(2)	2,005,260
Equity compensation plans not approved by security holders	465,000		$2.81		535,000	(3)
Total	2,916,650		$4.12	(2)	2,540,260	(4)

(1)

Amount includes 1,854,338 common shares issuable upon the exercise of stock options and 117,069 common shares issuable upon the settlement of DSU awards outstanding under the 2019 Plan, 462,910 common shares issuable upon the exercise of stock options under the Prior Plan and 17,333 common shares issuable under the DSU Plan.

(2)	Not included in the weighted-average exercise price calculation are 117,069 deferred stock unit awards under the 2019 Plan and 17,333 deferred stock unit awards under the DSU Plan.

(3)	On December 3, 2021, the Board adopted Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2022, 465,000 option awards had been granted under the Inducement Plan.

(4)	Amount includes 2,005,260 shares remaining available for future issuance under the 2019 Plan and 535,000 remaining available for future issuance under the 2021 Plan.

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

A copy of any of the exhibits listed or referred to herein will be furnished at a reasonable cost to any person who is a shareholder upon receipt from any such person of a written request for any such exhibit. Such request should be sent to: Mr. Scott Kellen, Chief Financial Officer and Corporate Secretary, DiaMedica Therapeutics Inc., 301 Carlson Parkway, Suite 210, Minneapolis, Minnesota 55305, Attn: Shareholder Information.

Item No.	Item	Method of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-36291)
4.2	Specimen Certificate representing Voting Common Shares of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 4.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.3	Warrant dated December 11, 2018 issued by DiaMedica Therapeutics Inc. to Craig-Hallum Capital Group LLC	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 11, 2018 (File No. 001-36291)

Item No.	Item	Method of Filing
4.4	Warrant dated October 1, 2019 issued by DiaMedica Therapeutics Inc. to Craig-Hallum Capital Group LLC	Incorporated by reference to Exhibit 4.8 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
4.5	Warrant dated September 11, 2020 issued by DiaMedica Therapeutics Inc. to Craig-Hallum Capital Group LLC	Incorporated by reference to Exhibit 4.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (File No. 001-36291)
4.6	Registration Rights Agreement dated as of September 28, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 4.5 to DiaMedica’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 5, 2021 (File No. 333-260066)
10.1#	DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2022 (File No. 001-36291)
10.2#	Form of Option Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.3#	Form of Restricted Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.4#	Form of Deferred Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-36291)
10.5#	DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan	Incorporated by reference to Exhibit 10.5 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.6#	Form of Inducement Option Award Agreement under the DiaMedica Therapeutics Inc. 2021 Employment Incentive Plan	Incorporated by reference to Exhibit 10.6 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.7#	DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)

Item No.	Item	Method of Filing
10.8#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.9#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated December 21, 2017	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.10#	DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan	Incorporated by reference to Exhibit 10.4 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.11#	DiaMedica Therapeutics Inc. Short-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.12#	Form of Indemnification Agreement between DiaMedica Therapeutics Inc. and Each Director and Officer	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
10.13#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Rick Pauls	Incorporated by reference to Exhibit 10.6 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.14#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Scott Kellen	Incorporated by reference to Exhibit 10.7 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36291)
10.15#	Separation Agreement and Release dated as of May 23, 2022 by and between Harry Alcorn, Jr. Pharm.D. and DiaMedica USA, Inc.	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2022 (File No. 001-36291)
10.16#	Consulting Services Agreement dated as of May 23, 2022 by and between Harry Alcorn, Jr. Pharm.D. and DiaMedica USA, Inc.	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2022 (File No. 001-36291)
10.17#	Employment Agreement effective as of January 3, 2022 between DiaMedica USA, Inc. and Kirsten Gruis	Filed herewith

Item No.	Item	Method of Filing
10.18	301 Carlson Parkway Office Lease dated June 22, 2022 between Medica Services Company, LLC and DiaMedica USA Inc.	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2022 (File No. 001-36291)
10.19	Lease Guarantee Agreement dated June 22, 2022 by DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2022 (File No. 001-36291)
10.20(1)	GPEx® - Derived Cell Line Sale Agreement dated February 2, 2012 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.12 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.21	First Amendment to GPEx® Development and Manufacturing Agreement dated April 10, 2017 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.13 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.22	Second Amendment to GPEx® Development and Manufacturing Agreement dated as of October 22, 2018 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.19 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
10.23	Securities Purchase Agreement dated as of September 26, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2021 (File No. 001-36291)
21.1	Subsidiaries of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 21.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
23.1	Consent of Baker Tilly US, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item No.	Item	Method of Filing
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from DiaMedica Therapeutics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

DIAMEDICA THERAPEUTICS INC.

Date: March 28, 2023	By:	/s/ Rick Pauls
Rick Pauls
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rick Pauls	President, Chief Executive Officer and Director	March 28, 2023
Rick Pauls	(principal executive officer)

/s/ Scott Kellen	Chief Financial Officer and Secretary	March 28, 2023
Scott Kellen	(principal financial and accounting officer)

/s/ Richard Pilnik	Chairman of the Board	March 28, 2023
Richard Pilnik

/s/ Michael Giuffre, M.D.	Director	March 28, 2023
Michael Giuffre, M.D.

/s/ Tanya N. Lewis	Director	March 28, 2023
Tanya N. Lewis

/s/ James Parsons	Director	March 28, 2023
James Parsons

/s/ Charles P. Semba, M.D.	Director	March 28, 2023
Charles P. Semba, M.D.

[page intentionally left blank]