Form 10-Q
period 2023-06-30
DiaMedica Therapeutics Inc.
filed 2023-08-14
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 37,949,422 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

June 30, 2023

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

The forward-looking statements in this report are subject to risks and uncertainties and include, among other things:

●

our plans to develop, obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of acute ischemic stroke (AIS) and cardio-renal disease (CRD) and our expectations regarding the benefits of our DM199 product candidate;

●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS or CRD and meet certain anticipated or target dates with respect to our clinical studies, including in particular our ReMEDy2 trial and especially in the light of the effects of novel strains of the coronavirus, or COVID-19, on site activations and enrollment, hospital and medical facility staffing shortages, and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility;

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

●	the perceived benefits of our DM199 product candidate over existing treatment options for AIS and CRD;

●

the potential size of the markets for our DM199 product candidate for AIS and CRD and our ability to serve those markets and the rate and degree of market acceptance of, and our ability to obtain coverage and adequate reimbursement for, our DM199 product candidate for AIS and CRD both in the United States and internationally;

●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for and commercialize our DM199 product candidate for AIS and CRD;

●	the success, cost and timing of our ReMEDy2 clinical trial, as well as our reliance on third parties to conduct our clinical trials;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	expectations regarding federal, state and foreign regulatory requirements and developments, such as potential FDA regulation of our DM199 product candidate for AIS and CRD;

●	our estimates regarding expenses, future revenue, capital requirements, how long our current cash resources will last and need for additional financing;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;

●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for AIS and CRD; and

●

our anticipated use of the net proceeds from our recent private placements and our ability to obtain additional funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for AIS and CRD.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022, in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2023 and those described above and elsewhere in this report. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,839	$4,728
Short term marketable securities	34,529	28,774
Prepaid expenses and other assets	675	251
Amounts receivable	188	82
Total current assets	41,231	33,835

Non-current assets:
Long term marketable securities	20,296	—
Operating lease right-of-use asset, net	390	424
Property and equipment, net	133	136
Total non-current assets	20,819	560

Total assets	$62,050	$34,395

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$856	$734
Accrued liabilities	1,011	1,365
Operating lease obligation	76	63
Financing lease obligation	3	6
Total current liabilities	1,946	2,168

Non-current liabilities:
Operating lease obligation, non-current	357	396
Finance lease obligation, non-current	4	4
Total non-current liabilities	361	400

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 37,949,422 and 26,443,067 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	165,732	128,078
Accumulated other comprehensive loss	(63)	(74)
Accumulated deficit	(105,926)	(96,177)
Total shareholders’ equity	59,743	31,827
Total liabilities and shareholders’ equity	$62,050	$34,395

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,543	$1,955	$6,161	$3,929
General and administrative	2,198	1,409	4,101	2,971
Operating loss	(4,741)	(3,364)	(10,262)	(6,900)

Other income:
Other income, net	271	13	527	48
Total other income, net	271	13	527	48

Loss before income tax expense	(4,470)	(3,351)	(9,735)	(6,852)

Income tax expense	(7)	(7)	(14)	(14)

Net loss	(4,477)	(3,358)	(9,749)	(6,866)

Other comprehensive (loss) gain
Unrealized (loss) gain on marketable securities	(34)	(60)	11	(116)

Net loss and comprehensive loss	$(4,511)	$(3,418)	$(9,738)	$(6,982)

Basic and diluted net loss per share	$(0.16)	$(0.13)	$(0.36)	$(0.26)
Weighted average shares outstanding – basic and diluted	27,312,008	26,443,067	26,882,858	26,443,067

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2022	26,443,067	$128,078	$(74)	$(96,177)	$31,827
Issuance of common shares in settlement of deferred stock units	17,621	—	—	—	—
Issuance of common shares upon the vesting of restricted stock units	4,289	—	—	—	—
Share-based compensation expense	—	422	—	—	422
Unrealized gain on marketable securities	—	—	45	—	45
Net loss	—	—	—	(5,272)	(5,272)
Balances at March 31, 2023	26,464,977	$128,500	$(29)	$(101,449)	$27,022
Issuance of common shares net of offering costs of $1.4 million	11,480,156	36,852	—	—	36,852
Issuance of common shares upon the vesting of restricted stock units	4,289	—	—	—	—
Share-based compensation expense	—	380	—	—	380
Unrealized loss on marketable securities	—	—	(34)	—	(34)
Net loss	—	—	—	(4,477)	(4,477)
Balances at June 30, 2023	37,949,422	$165,732	$(63)	$(105,926)	$59,743

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2021	26,443,067	$126,576	$(51)	$(82,501)	$44,024
Share-based compensation expense	—	308	—	—	308
Unrealized loss on marketable securities	—	—	(56)	—	(56)
Net loss	—	—	—	(3,508)	(3,508)
Balances at March 31, 2022	26,443,067	$126,884	$(107)	$(86,009)	$40,768
Share-based compensation expense	—	365	—	—	365
Unrealized loss on marketable securities	—	—	(60)	—	(60)
Net loss	—	—	—	(3,358)	(3,358)
Balances at June 30, 2022	26,443,067	$127,249	$(167)	$(89,367)	$37,715

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,749)	$(6,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	802	673
Amortization of (discount) premium on marketable securities	(432)	160
Non-cash lease expense	34	31
Depreciation	14	12
Changes in operating assets and liabilities:
Amounts receivable	(106)	42
Prepaid expenses and other assets	(424)	(445)
Accounts payable	122	115
Accrued liabilities	(380)	(106)
Net cash used in operating activities	(10,119)	(6,384)

Cash flows from investing activities:
Purchase of marketable securities	(52,743)	(27,510)
Maturities of marketable securities	27,135	32,258
Purchases of property and equipment	(11)	(6)
Net cash provided by (used in) investing activities	(25,619)	4,742

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	36,852	—
Principal payments on finance lease obligations	(3)	(3)
Net cash provided by (used in) financing activities	36,849	(3)

Net increase (decrease) in cash and cash equivalents	1,111	(1,645)
Cash and cash equivalents at beginning of period	4,728	4,707
Cash and cash equivalents at end of period	$5,839	$3,062

Supplemental disclosure of non-cash transactions:
Assets acquired under financing lease	$—	$10
Cash paid for income taxes	$20	$8

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.         Business

DiaMedica Therapeutics Inc. and its wholly owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively, we, us, our, DiaMedica and the Company), exist for the primary purpose of advancing the clinical and commercial development of our proprietary recombinant KLK1 protein called DM199, for the treatment of neurological and kidney diseases. Currently, our primary focus is on developing DM199, a recombinant form of the human tissue kallikrein-1 (KLK1) protein, for the treatment of acute ischemic stroke (AIS) and cardio-renal disease (CRD). Our parent company is governed under British Columbia’s Business Corporations Act, and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

2.         Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the United States Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of AIS and CRD. The Company has not completed the development of any product candidate and does not generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three years, if at all.

On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following us voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. In September 2022, we submitted our analysis of the events leading to and causing the hypotensive events, and proposed protocol modifications to address the mitigation of these events for future trial participants. Following review of this analysis, the FDA informed us that they were continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. The requested in-use study was completed at an independent laboratory and the results were substantially consistent with our earlier testing of the IV bags. In May 2023, these additional supporting data were submitted to the FDA in our clinical hold response. In June 2023, the FDA completed review of our clinical hold response and informed us that the clinical hold was removed allowing us to begin preparations to resume our Phase 2/3 ReMEDy2 trial.

Prior to voluntarily halting enrollment, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may continue to experience these conditions as we are able to resume enrollment. We believe this was due to a number of factors, including the reduction or suspension of research activities at our current and targeted clinical study sites, as well as staffing shortages, due to COVID-19 and concerns managing logistics and protocol compliance for participants discharged from the hospital into an intermediate care facility. We intend to continue to take certain actions, including bringing certain site engagement responsibilities in-house and engaging a clinical services consulting firm to provide staff support to study sites as needed, to assist study sites in overcoming these issues when we resume enrollment in the ReMEDy2 trial, however no assurances can be provided as to whether these issues will resolve.

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

As of June 30, 2023, we have incurred losses of $105.9 million since our inception in 2000. For the six months ended June 30, 2023, we incurred a net loss of $9.7 million and negative cash flows from operating activities of $10.1 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of June 30, 2023, we had combined cash, cash equivalents and marketable securities of $60.7 million, working capital of $39.3 million and shareholders’ equity of $59.7 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions do not improve or further deteriorate.

Notwithstanding the completion of our recent private placements in which we received aggregate net proceeds of $36.9 million, we expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to fund our planned operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including the rate of site activation and enrollment in our clinical study, the potential expansion of our current development programs, potential new development programs, the effects of COVID-19, staffing shortages and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

Marketable securities

The Company’s marketable securities typically consist of obligations of the United States government and its agencies, bank certificates of deposit and/or investment grade corporate obligations, which are classified as available-for-sale. Marketable securities which mature within 12 months from their date of purchase are included in current assets. Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the condensed consolidated statements of operations.

We conduct periodic reviews to identify and evaluate each available-for-sale debt securities that are in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors, are recorded in accumulated other comprehensive loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of June 30, 2023.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of June 30, 2023, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $128,000 and $90,000 for the six months ended June 30, 2023 and 2022, respectively.

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

4.         Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$21,681	$—	$21,681	$—	$14,209	$—	$14,209	$—
Government securities	33,144	—	33,144	—	14,565	—	14,565	—
Total	$54,825	$—	$54,825	$—	$28,774	$—	$28,774	$—

Accrued interest receivable on marketable securities is included in amounts receivable and was $186,000 and $80,000 as of June 30, 2023 and December 31, 2022, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2023.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than 18 months and the amortized cost of all securities approximated fair value as of June 30, 2023 and December 31, 2022.

5.         Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $186,000 and $80,000 as of June 30, 2023 and December 31, 2022, respectively.

6.         Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$616	$209
Advances to vendors	59	42
Total prepaid expenses and other assets	$675	$251

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

7.         Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and equipment	$123	$124
Computer equipment	83	76
Leasehold improvements	16	16
	222	216
Less accumulated depreciation	(89)	(80)
Property and equipment, net	$133	$136

8.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$476	$667
Accrued research and other professional fees	365	215
Accrued clinical trial costs	164	472
Accrued other liabilities	6	11
Total accrued liabilities	$1,011	$1,365

9.         Operating Lease

Office lease

Our operating lease costs were $52,000 and $32,000 for the six months ended June 30, 2023 and 2022, respectively. Our variable lease costs were $40,000 and $26,000 for the six months ended June 30, 2023 and 2022, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of June 30, 2023 (in thousands):

2023	54
2024	109
2025	113
2026	116
2027	119
2028	10
Total lease payments	$521
Less interest portion	(88)
Present value of lease obligation	$433

10.         Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares, and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the six months ended June 30, 2023

On April 10, 2023, in conjunction with his appointment as Chief Business Officer of DiaMedica, Mr. David Wambeke purchased 468,750 of DiaMedica’s common shares at an aggregate purchase price of $750,000 or $1.60 per share.

On June 21, 2023, we issued and sold an aggregate 11,011,406 common shares pursuant to a securities purchase agreement at a purchase price of $3.40 per share, or $3.91 per share in the case of our participating directors and officers, in a private placement. As a result of the offering, we received gross proceeds of $37.5 million, which resulted in net proceeds to us of approximately $36.1 million, after deducting the offering expenses.

In connection with the June 2023 private placement, we entered into a registration rights agreement (Registration Rights Agreement) with the investors pursuant to which we agreed to file with the United States Securities and Exchange Commission (SEC) a registration statement registering the resale of the shares sold in the June 2023 private placement (Resale Registration Statement). The Resale Registration Statement was filed with the SEC on June 30, 2023 and declared effective by the SEC on July 7, 2023. Under the terms of the Registration Rights Agreement, we agreed to keep the Resale Registration Statement effective at all times until the shares are no longer considered “Registrable Securities” under the Registration Rights Agreement and if we fail to keep the Resale Registration Statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

During the six months ended June 30, 2023, 17,621 common shares were issued in settlement of deferred share units and 8,578 common shares were issued upon the vesting of restricted stock units.

Equity issued during the six months ended June 30, 2022

During the six months ended June 30, 2022, we did not issue any common shares.

Shares reserved

Common shares reserved for future issuance are as follows:

June 30, 2023
Common shares issuable upon exercise of employee and non-employee stock options	3,643,513
Common shares issuable upon settlement of deferred stock units	213,905
Common shares issuable upon vesting of restricted stock units	8,578
Common shares issuable upon exercise of common share purchase warrants	205,000
Shares available for grant under the 2019 Omnibus Incentive Plan	1,157,215
Shares available for grant under the 2021 Employment Inducement Incentive Plan	395,000
Total	5,623,211

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(4,477)	$(3,358)	$(9,749)	$(6,866)
Weighted average shares outstanding—basic and diluted	27,312,008	26,443,067	26,882,858	26,443,067
Basic and diluted net loss per share	$(0.16)	$(0.13)	$(0.36)	$(0.26)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee and non-employee stock options	3,643,513	2,623,998	3,643,513	2,623,998
Common shares issuable under common share purchase warrants	205,000	265,000	205,000	265,000
Common shares issuable under deferred stock units	213,905	134,402	213,905	134,402
Common shares issuable upon vesting of restricted stock units	8,578	—	8,578	—

12.         Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (the 2019 Plan) was adopted by the Board of Directors (Board) on March 10, 2022 and approved by our shareholders at our 2022 Annual General Meeting of Shareholders held on May 18, 2022.

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units (DSUs), performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 4,000,000 shares. As of June 30, 2023, options to purchase an aggregate of 2,588,103 common shares were outstanding, 196,572 common shares were reserved for issuance upon settlement of DSUs and 8,578 shares were reserved for issuance upon the vesting of restricted stock units under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan) to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. As of June 30, 2023, options to purchase an aggregate of 605,000 common shares were outstanding under the Inducement Plan.

Prior Stock Option Plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of June 30, 2023, options to purchase an aggregate of 450,410 common shares were outstanding under the Prior Plan.

Prior Deferred Stock Unit Plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Stock Unit Plan (Prior DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2023, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2021	2023	2022
Research and development	$140	$108	$272	$199
General and administrative	240	257	530	474
Total share-based compensation	$380	$365	$802	$673

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the total expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands, except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2022	2,782,248	$4.12	$17
Granted	882,515	2.52
Expired/cancelled	(12,500)	16.15
Forfeited	(8,750)	10.04
Balances at June 30, 2023	3,643,513	$3.69	$3,723

Information about stock options outstanding, vested and expected to vest as of June 30, 2023, is as follows:

	Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00 - $1.99	343,443	9.5	$1.55	2,204	9.7
$2.00 - $2.99	1,506,470	8.6	2.62	413,816	6.3
$3.00 - $3.99	408,726	6.5	3.83	275,275	5.6
$4.00 - $4.99	862,849	6.0	4.59	852,016	6.0
$5.00 - $16.00	522,025	6.8	6.58	341,088	6.2
	3,643,513	7.6	$3.69	1,884,399	6.0

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three and six months ended June 30, 2023 and 2022.

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

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. Our lead candidate DM199 is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia for the treatment of acute ischemic stroke (AIS) and cardio-renal disease (CRD). Our long-term goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of AIS and CRD. We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CRD.

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

Our product development pipeline is as follows:

Neuro: AIS Phase 2/3 ReMEDy2 Study of DM199

Our ReMEDy2 trial is an adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 350 patients at up to 75 sites in the United States. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tissue plasminogen activator (tPA) and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA or mechanical thrombectomy. We believe that the proposed trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following us voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. In September 2022, we submitted our analysis of the events leading to and causing the hypotensive events, and proposed protocol modifications to address the mitigation of these events for future trial participants. Following review of this analysis, the FDA informed us that they were continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. The requested in-use study was completed at an independent laboratory and the results were substantially consistent with our earlier testing of the IV bags. In May 2023, these additional supporting data were submitted to the FDA in our clinical hold response. In June 2023, the FDA completed review of our clinical hold response and informed us that the clinical hold was removed allowing us to begin preparations to resume our Phase 2/3 ReMEDy2 trial.

We also conducted a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial. The purpose of the study was to confirm, with human data, the DM199 blood concentration level achieved with the IV dose and further evaluate safety and tolerability. This study was being conducted in Australia and enrollment commenced in March 2023. The third cohort, which received the 0.50 µg/kg dose level proposed for the ReMEDy2 trial, was dosed in April 2023 with no significant adverse events related to DM199. The pharmacokinetic data, including the DM199 blood concentration levels, for all three cohorts was included as supplemental information our clinical hold response.

Prior to voluntarily halting enrollment in the ReMEDy2 trial, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may experience these conditions again as we resume enrollment. We believe these slower than expected site activations and enrollment were due to a number of factors at that time, including the reduction or suspension of research activities at our current and targeted clinical study sites, as well as staffing shortages, due to COVID-19 and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility. We intend to continue to take certain actions, including bringing certain site engagement responsibilities in-house and engaging a clinical services consulting firm to provide staff support to study sites as needed, to assist study sites in overcoming these issues when we resume enrollment in the ReMEDy2 trial, however no assurances can be provided as to whether these issues will resolve.

Cardio-Renal: Phase 2 REDUX Clinical Trial of DM199

We continue to work towards finalizing the data analyses and clinical study report as we evaluate next steps for our CRD program.

Financial Overview

We have not generated any revenues from product sales. We have financed our operations from public and private sales of equity, including our most recent private placements, the exercise of warrants and stock options, interest income on funds available for investment and government grants and tax credits. Our April and June 2023 private placements together generated $36.9 million in net proceeds after deducting offering expenses. We have incurred losses in each year since our inception. Our net losses were $9.7 million and $6.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $105.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations and status as a publicly listed company.

While we expect our rate of future negative cash flow per month will generally increase as we resume our ReMEDy2 trial, we expect our current cash resources will be sufficient to allow us to resume our ReMEDy2 trial, complete the data analysis from our REDUX Phase 2 trial and evaluate next steps for our CRD program and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, including site activations and enrollment in our current or any future clinical studies, the potential expansion of our current development programs, potential new development programs, related G&A support and the effects of COVID-19. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Overview of Expense Components

Research and Development (R&D) Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations; clinical support services; clinical development including clinical sites; outside nursing services and laboratory testing and preclinical trials; development of manufacturing processes; costs for production runs of DM199; salaries, benefits, share-based compensation; and other personnel costs.

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

General and Administrative (G&A) Expenses

G&A expenses consist primarily of salaries, employee benefits, share-based compensation and other personnel costs related to our executive, finance, business development and support functions. G&A expenses also include insurance, including directors and officers liability coverage, rent and utilities, travel expenses, patent costs, and professional fees, including for auditing, tax and legal services.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,543	$1,955	$6,161	$3,929
General and administrative	2,198	1,409	4,101	2,971

Research and Development Expenses

R&D expenses increased to $2.5 million for the three months ended June 30, 2023, up $0.5 million from $2.0 million for the three months ended June 30, 2022. R&D expenses increased to $6.2 million for the six months ended June 30, 2023, up from $3.9 million for the six months ended June 30, 2022. The increase for the six month comparison was due primarily to costs incurred for our in-use study performed to address the recently lifted clinical hold on our ReMEDy2 AIS trial and costs incurred for the Phase 1C study determining the DM199 blood concentration levels achieved with the IV dose of DM199. Also contributing to the increase were increased manufacturing and process development costs, costs incurred to finalize the clinical data and perform related analyses for our REDUX trial and increased personnel costs associated with expanding our clinical team. These increases were partially offset by decreased costs incurred for our Phase 2/3 ReMEDy2 AIS trial due to the recently lifted clinical hold.

General and Administrative Expenses

G&A expenses were $2.2 million for the three months ended June 30, 2023, up from $1.4 million for the three months ended June 30, 2022. G&A expenses were $4.1 million for the six months ended June 30, 2023, up from $3.0 million for the six months ended June 30, 2022. The increase for the six month comparison was primarily due to increased legal fees incurred in connection with our lawsuit against PRA Netherlands and increased personnel costs incurred in conjunction with expanding our team. Increased professional service fees and non-cash share-based compensation also contributed to the increase.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2023 and December 31, 2022, and our sources and uses of cash for each of the six month periods ended June 30, 2023 and 2022, and is intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	June 30, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$60,664	$33,502
Total assets	62,050	34,395
Total current liabilities	1,946	2,168
Total shareholders’ equity	59,743	31,827
Working capital	39,285	31,667

	Six Months Ended June 30,
Cash Flow Data	2023	2022
Cash flow provided by (used in):
Operating activities	$(10,119)	$(6,384)
Investing activities	(25,619)	4,742
Financing activities	36,849	(3)
Net increase (decrease) in cash	$1,111	$(1,645)

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $60.7 million, current liabilities of $1.9 million and working capital of $39.3 million as of June 30, 2023, compared to aggregate cash, cash equivalents and marketable securities of $33.5 million, $2.2 million in current liabilities and $31.7 million in working capital as of December 31, 2022. The increases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to the net proceeds received from our recent private placements.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $10.1 million compared to $6.4 million for the six months ended June 30, 2022. Cash used in operating activities is driven primarily by our net loss, partially offset by non-cash share-based compensation and the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash used in investing activities was $25.6 million for the six months ended June 30, 2023 compared to net cash provided by investing activities of $4.7 million for the six months ended June 30, 2022. This change resulted primarily from the timing of maturities and investments of the proceeds from our June 2023 private placement.

Financing Activities

Net cash provided by financing activities was $36.8 million for the six months ended June 30, 2023 consisting primarily of net proceeds from the sale of common shares in our April and June 2023 private placements, compared to a net cash usage of $3 thousand in financing activities for the six months ended June 30, 2022 consisting of principal payments on finance lease obligations.

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

Accordingly, and notwithstanding the completion of our recent private placements in which we received net proceeds of $36.9 million, we expect we will need substantial additional capital to further our R&D activities, current and anticipated future clinical studies, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved, that additional funding will be required after licensing or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative cash flow per month will vary depending on our clinical activities and the timing of expenses incurred and will increase if and when the clinical hold is lifted and we resume our ReMEDy2 trial. We expect our current cash resources will be sufficient to resume our ReMEDy2 trial in patients with AIS, complete the data analysis from our REDUX Phase 2 trial in patients with CRD, evaluate our next steps for our CRD program and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and specifically the resumption of our ReMEDy2 trial, the initiation of new sites and enrollment in such trial, the potential expansion of our current development programs, potential new development programs, the effects of COVID-19, staffing shortages and other factors on our clinical programs and operations and related G&A support. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

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

To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. Debt financing, if available, may involve agreements that include conversion discounts, pledging our intellectual property as collateral or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. The availability of financing will be affected by our clinical data and other results of scientific and clinical research; the ability to attain regulatory approvals and other regulatory actions; market acceptance of our product candidates; the state of the capital markets generally with particular reference to pharmaceutical, biotechnology and medical companies; the status of strategic alliance agreements; and other relevant commercial considerations.

If adequate funding is not available when needed, we may be required to scale back our operations by taking actions that may include, among other things, implementing cost reduction strategies, such as reducing use of outside professional service providers, reducing the number of our employees or employee compensation, modifying or delaying the development of our DM199 product candidate; licensing to third parties the rights to commercialize our DM199 product candidate for AIS, CRD or other indications that we would otherwise seek to pursue, or otherwise relinquishing significant rights to our technologies, future revenue streams, research programs or product candidates or granting licenses on terms that may not be favorable to us; and/or divesting assets or ceasing operations through a merger, sale, or liquidation of our company.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 21, 2023, the NCC issued a judgement affirming our ownership of the physical documents, including 51 hardcopy folders and certain digital files, related to the clinical studies performed by ICON/PRA Netherlands and seized by the Dutch courts in December 2022. The NCC further ordered ICON/PRA Netherlands to allow and tolerate the surrender of the documents, including digital and source data. Additionally, the NCC found that we are not in breach of any obligation under the clinical study agreement and PRA Netherlands had no basis to suspend the fulfillment of its obligations under the clinical study agreement to provide us all clinical data and access to perform an audit of the study. On June 15, 2023, ICON/PRA Netherlands filed an appeal of this decision and requested a scheduling hearing with the NCC on September 5, 2023. Notwithstanding this appeal, we are moving forward with our primary case against ICON/PRA Netherlands. Our initial pleading document was filed July 26, 2023, and PRA has eight weeks to respond. The hearing of this case is scheduled for December 7, 2023.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities of our Company during the quarter ended June 30, 2023, other than a private placement of 11,011,406 common shares to accredited investors as previously disclosed in a Current Report on Form 8-K filed by the Company with the SEC on June 22, 2023 and the sale and issuance of 468,750 common shares to David J. Wambeke, the Company’s Chief Business Officer, for a total purchase price of $750,000, or $1.60 per share, on April 10, 2023, in connection with his appointment as a new officer of the Company. The offer and sale of the common shares were exempt from registration under Section 4(a)(2) of the United States Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated thereunder since they did not involve a public offering and were made without general solicitation or general advertising. As part of the offering and sale, each purchaser represented that such purchaser is an accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and was acquiring the common shares for investment purposes only and not with a view to any resale, distribution or other disposition of the common shares in violation of the United States federal securities laws.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Not applicable.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023 (File No. 001-36291)
4.1	Registration Rights Agreement, dated as of June 23, 2023, among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 4.6 to DiaMedica’s Registration Statement on Form S-3 (File No. 333-273068)
10.1	Form of Securities Purchase Agreement, dated as of June 21, 2023, among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2023 (SEC File No. 001-36291)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three and six months ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Filed herewith
104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: August 14, 2023	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)