Form 10-Q
period 2023-09-30
DiaMedica Therapeutics Inc.
filed 2023-11-13
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, there were 37,953,711 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

September 30, 2023

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

●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS or CRD and meet certain anticipated or target dates with respect to our clinical studies, including in particular our ReMEDy2 trial and anticipated site activations, enrollment and interim analysis timing, especially in the light of COVID-19, hospital and medical facility staffing shortages, concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility and competition for research staff and trial subjects due to other stroke trials;

●

uncertainties relating to regulatory applications and related filing and approval timelines and the possibility of additional future adverse events associated with or unfavorable results from the ReMEDy2 trial;

●

the adaptive design of our ReMEDy2 trial, which is intended to enroll approximately 350 participants at up to 100 sites in the United States and internationally, and the possibility that these numbers and other aspects of the study could increase depending upon certain factors, including additional input from the United States Food and Drug Administration (FDA) and results of the interim analysis as determined by the independent data safety monitoring board;

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022, in our subsequent quarterly reports on Form 10-Q and those described above and elsewhere in this report. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I  -  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,232	$4,728
Short term marketable securities	44,233	28,774
Prepaid expenses and other assets	1,111	251
Amounts receivable	310	82
Total current assets	47,886	33,835

Non-current assets:
Long term marketable securities	9,746	—
Operating lease right-of-use asset, net	372	424
Property and equipment, net	135	136
Total non-current assets	10,253	560

Total assets	$58,139	$34,395

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$863	$734
Accrued liabilities	1,227	1,365
Operating lease obligation	78	63
Financing lease obligation	2	6
Total current liabilities	2,170	2,168

Non-current liabilities:
Operating lease obligation, non-current	337	396
Finance lease obligation, non-current	3	4
Total non-current liabilities	340	400

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 37,953,711 and 26,443,067 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Paid-in capital	166,153	128,078
Accumulated other comprehensive loss	(127)	(74)
Accumulated deficit	(110,397)	(96,177)
Total shareholders’ equity	55,629	31,827
Total liabilities and shareholders’ equity	$58,139	$34,395

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,272	$1,640	$9,433	$5,569
General and administrative	1,885	1,488	5,986	4,459
Operating loss	(5,157)	(3,128)	(15,419)	(10,028)

Other income:
Other income, net	693	76	1,220	124
Total other income, net	693	76	1,220	124

Loss before income tax expense	(4,464)	(3,052)	(14,199)	(9,904)

Income tax expense	(7)	(7)	(21)	(21)

Net loss	(4,471)	(3,059)	(14,220)	(9,925)

Other comprehensive (loss) gain
Unrealized (loss) gain on marketable securities	(64)	5	(53)	(111)

Net loss and comprehensive loss	$(4,535)	$(3,054)	$(14,273)	$(10,036)

Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.46)	$(0.38)
Weighted average shares outstanding – basic and diluted	37,949,422	26,443,067	30,751,329	26,443,067

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2023 and 2022

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2022	26,443,067	$128,078	$(74)	$(96,177)	$31,827
Issuance of common shares in settlement of deferred stock units	17,621	—	—	—	—
Issuance of common shares upon the vesting of restricted stock units	4,289	—	—	—	—
Share-based compensation expense	—	422	—	—	422
Unrealized gain on marketable securities	—	—	45	—	45
Net loss	—	—	—	(5,272)	(5,272)
Balances at March 31, 2023	26,464,977	$128,500	$(29)	$(101,449)	$27,022
Issuance of common shares net of offering costs of $1.4 million	11,480,156	36,852	—	—	36,852
Issuance of common shares upon the vesting of restricted stock units	4,289	—	—	—	—
Share-based compensation expense	—	380	—	—	380
Unrealized loss on marketable securities	—	—	(34)	—	(34)
Net loss	—	—	—	(4,477)	(4,477)
Balances at June 30, 2023	37,949,422	$165,732	$(63)	$(105,926)	$59,743
Offering costs on previously issued common shares	—	(4)	—	—	(4)
Issuance of common shares upon the vesting of restricted stock units	4,289	—	—	—	—
Share-based compensation expense		425			425
Unrealized loss on marketable securities	—	—	(64)	—	(64)
Net loss	—	—	—	(4,471)	(4,471)
Balances at September 30, 2023	37,953,711	$166,153	$(127)	$(110,397)	$55,629

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2021	26,443,067	$126,576	$(51)	$(82,501)	$44,024
Share-based compensation expense	—	308	—	—	308
Unrealized loss on marketable securities	—	—	(56)	—	(56)
Net loss	—	—	—	(3,508)	(3,508)
Balances at March 31, 2022	26,443,067	$126,884	$(107)	$(86,009)	$40,768
Share-based compensation expense	—	365	—	—	365
Unrealized loss on marketable securities	—	—	(60)	—	(60)
Net loss	—	—	—	(3,358)	(3,358)
Balances at June 30, 2022	26,443,067	$127,249	$(167)	$(89,367)	$37,715
Share-based compensation expense	—	418	—	—	418
Unrealized gain on marketable securities	—	—	5	—	5
Net loss	—	—	—	(3,059)	(3,059)
Balances at September 30, 2022	26,443,067	$127,667	$(162)	$(92,426)	$35,079

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,220)	$(9,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,227	1,091
Amortization of (discount) premium on marketable securities	(856)	118
Non-cash lease expense	52	47
Depreciation	22	19
Changes in operating assets and liabilities:
Amounts receivable	(228)	55
Prepaid expenses and other assets	(860)	(134)
Accounts payable	129	355
Accrued liabilities	(182)	(371)
Net cash used in operating activities	(14,916)	(8,745)

Cash flows from investing activities:
Purchase of marketable securities	(64,537)	(35,895)
Maturities of marketable securities	40,135	42,758
Purchases of property and equipment	(21)	(49)
Net cash (used in) provided by investing activities	(24,423)	6,814

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	36,848	—
Principal payments on finance lease obligations	(5)	(5)
Net cash provided by (used in) financing activities	36,843	(5)

Net decrease in cash and cash equivalents	(2,496)	(1,936)
Cash and cash equivalents at beginning of period	4,728	4,707
Cash and cash equivalents at end of period	$2,232	$2,771

Supplemental disclosure of non-cash transactions:
Cash paid for income taxes	$26	$10
Assets acquired under operating lease	$—	$446

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.
Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively, we, us, our, DiaMedica and the Company), exist for the primary purpose of advancing the clinical and commercial development of our proprietary recombinant KLK1 protein called DM199, for the treatment of neurological and cardio-renal diseases. Currently, our primary focus is on developing DM199, a recombinant form of the human tissue kallikrein-1 (KLK1) protein, for the treatment of acute ischemic stroke (AIS) and cardio-renal disease (CRD). Our parent company is governed under British Columbia’s Business Corporations Act, and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

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

Prior to voluntarily halting enrollment in our ReMEDy2 trial, we had experienced slower than expected site activations and enrollment and may continue to experience these conditions as we resume site engagement and subject enrollment. We believe this was due to a number of factors, including the reduction or suspension of research activities at our previously targeted clinical study sites, as well as site staffing shortages, due to COVID-19 and concerns managing logistics and protocol compliance for participants discharged from the hospital into an intermediate care facility. We intend to continue to take certain actions, including engaging a clinical services consulting firm to provide staff support to study sites as needed, to assist study sites in overcoming these issues when we resume enrollment in the ReMEDy2 trial, however no assurances can be provided as to whether these issues will resolve or new issues will arise. For example, it is possible we may compete with other stroke clinical trials for research staff and trial subjects for our ReMEDy2 trial.

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

As of September 30, 2023, we have incurred losses of $110.4 million since our inception in 2000. For the nine months ended September 30, 2023, we incurred a net loss of $14.2 million and negative cash flows from operating activities of $14.9 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of September 30, 2023, we had combined cash, cash equivalents and marketable securities of $56.2 million, working capital of $45.7 million and shareholders’ equity of $55.6 million. Our principal source of cash has been net proceeds from the issuance of equity securities. Although the Company has previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions do not improve or further deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to fund our planned operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and specifically the resumption of our ReMEDy2 trial, the rate of site activation and enrollment in our trial, the effects on our trial of COVID-19, site staffing shortages, competition for research staff and trial subjects due to other stroke trials and other factors, as well as the potential expansion of our current and potential new development programs and operating expenses incurred in connection with such activities. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

3.	Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our condensed consolidated financial position, condensed consolidated results of operations, condensed consolidated statement of shareholders’ equity and condensed consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2022 was derived from our audited consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

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

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors, are recorded in accumulated other comprehensive loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of September 30, 2023.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of September 30, 2023, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $196,000 and $109,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$20,702	$—	$20,702	$—	$14,209	$—	$14,209	$—
Government securities	33,277	—	33,277	—	14,565	—	14,565	—
Total	$53,979	$—	$53,979	$—	$28,774	$—	$28,774	$—

Accrued interest receivable on marketable securities is included in amounts receivable and was $309,000 and $80,000 as of September 30, 2023 and December 31, 2022, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2023.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than 18 months and the amortized cost of all securities approximated fair value as of September 30, 2023 and December 31, 2022.

5.	Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $309,000 and $80,000 as of September 30, 2023 and December 31, 2022, respectively.

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$396	$209
Advances to vendors	715	42
Total prepaid expenses and other assets	$1,111	$251

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

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and equipment	$127	$124
Computer equipment	89	76
Leasehold improvements	16	16
	232	216
Less accumulated depreciation	(97)	(80)
Property and equipment, net	$135	$136

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$570	$667
Accrued research and other professional fees	418	215
Accrued clinical trial costs	231	472
Accrued other liabilities	8	11
Total accrued liabilities	$1,227	$1,365

9.	Operating Lease

Office lease

Our operating lease costs were $78,000 and $52,000 for the nine months ended September 30, 2023 and 2022, respectively. Our variable lease costs were $66,000 and $25,000 for the nine months ended September 30, 2023 and 2022, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of September 30, 2023 (in thousands):

2023	27
2024	109
2025	113
2026	116
2027	119
2028	10
Total lease payments	$494
Less interest portion	(79)
Present value of lease obligation	$415

10.	Shareholders’ Equity

Authorized capital stock

The Company has authorized share capital of an unlimited number of voting common shares, and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company's annual general meeting and any special meeting.

Equity issued during the nine months ended September 30, 2023

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

During the nine months ended September 30, 2023, 17,621 common shares were issued in settlement of deferred share units and 12,867 common shares were issued upon the vesting of restricted stock units.

Equity issued during the nine months ended September 30, 2022

During the nine months ended September 30, 2022, we did not issue any common shares.

Shares reserved

Common shares reserved for future issuance are as follows:

September 30, 2023
Common shares issuable upon exercise of employee and non-employee stock options	3,698,513
Common shares issuable upon settlement of deferred stock units	213,905
Common shares issuable upon vesting of restricted stock units	4,289
Common shares issuable upon exercise of common share purchase warrants	205,000
Shares available for grant under the 2019 Omnibus Incentive Plan	1,067,215
Shares available for grant under the 2021 Employment Inducement Incentive Plan	395,000
Total	5,583,922

11.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(4,471)	$(3,059)	$(14,220)	$(9,925)
Weighted average shares outstanding—basic and diluted	37,949,422	26,443,067	30,751,329	26,443,067
Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.46)	$(0.38)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee and non-employee stock options	3,698,513	2,775,998	3,698,513	2,775,998
Common shares issuable under common share purchase warrants	205,000	265,000	205,000	265,000
Common shares issuable under deferred stock units	213,905	134,402	213,905	134,402
Common shares issuable upon vesting of restricted stock units	4,289	—	4,289	—

12.	Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (the 2019 Plan) was adopted by the Board of Directors (Board) on March 10, 2022 and approved by our shareholders at our 2022 Annual General Meeting of Shareholders held on May 18, 2022.

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units (DSUs), performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 4,000,000 shares. As of September 30, 2023, options to purchase an aggregate of 2,643,103 common shares were outstanding, 196,572 common shares were reserved for issuance upon settlement of DSUs and 4,289 shares were reserved for issuance upon the vesting of restricted stock units under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan) to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. As of September 30, 2023, options to purchase an aggregate of 605,000 common shares were outstanding under the Inducement Plan.

Prior Stock Option Plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of September 30, 2023, options to purchase an aggregate of 450,410 common shares were outstanding under the Prior Plan.

Prior Deferred Stock Unit Plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Stock Unit Plan (Prior DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2023, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Research and development	$158	$126	$430	$325
General and administrative	267	292	797	766
Total share-based compensation	$425	$418	$1,227	$1,091

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the total expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands, except share and per share amounts):

	Shares Underlying Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2022	2,782,248	$4.12	$17
Granted	972,515	2.59
Expired/cancelled	(47,500)	7.35
Forfeited	(8,750)	10.04
Balances at September 30, 2023	3,698,513	$3.66	$462

Information about stock options outstanding, vested and expected to vest as of September 30, 2023, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	343,443	9.2	$1.55	51,407	9.1
$2.00	-	$2.99	1,506,470	8.4	2.62	513,200	6.7
$3.00	-	$3.99	474,393	7.2	3.70	266,966	5.8
$4.00	-	$4.99	862,182	5.8	4.58	854,265	5.8
$5.00	-	$16.00	512,025	6.7	6.53	354,525	6.2
			3,698,513	7.5	$3.66	2,040,363	6.1

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three and nine months ended September 30, 2023 and 2022.

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

Our product development pipeline is as follows:

Neuro: AIS Phase 2/3 ReMEDy2 Study of DM199

Our ReMEDy2 trial is an adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 350 patients at up to 100 sites in the United States and internationally. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tissue plasminogen activator (tPA) and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA or mechanical thrombectomy. We believe that the proposed trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following us voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. In September 2022, we submitted our analysis of the events leading to and causing the hypotensive events, and proposed protocol modifications to address the mitigation of these events for future trial participants. Following review of this analysis, the FDA informed us that they were continuing the clinical hold and requested, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. The requested in-use study was completed at an independent laboratory and the results were substantially consistent with our earlier testing of the IV bags. In May 2023, these additional supporting data were submitted to the FDA in our clinical hold response. In June 2023, the FDA completed review of our clinical hold response and informed us that the clinical hold was removed allowing us to begin preparations to resume our Phase 2/3 ReMEDy2 trial.

We also conducted a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial. The purpose of the study was to confirm, with human data, the DM199 blood concentration level achieved with the IV dose and further evaluate safety and tolerability. This study was conducted in Australia and enrollment commenced in March 2023. The third cohort, which received the 0.50 µg/kg dose level proposed for the ReMEDy2 trial, was dosed in April 2023 with no significant adverse events related to DM199. The pharmacokinetic data, including the DM199 blood concentration levels, for all three cohorts was included as supplemental information in our clinical hold response. We also completed an additional cohort of hypertensive patients (Part B) being treated with angiotensin-converting enzyme inhibitors (ACEi). In this Part B, all ACEi patients received the full IV dose at the 0.5 µg/kg level with no instances of hypotension. We believe that these results provide further assurance to potential investigators that ACEi patients may be safely included in the ReMEDy2 trial. This Phase 1C study is complete.

Prior to voluntarily halting enrollment in the ReMEDy2 trial, we had experienced slower than expected site activations and enrollment and may continue to experience these conditions as we resume site engagement and subject enrollment. We believe this was due to a number of factors, including the reduction or suspension of research activities at our previously targeted clinical study sites, as well as site staffing shortages, due to COVID-19 and concerns managing logistics and protocol compliance for participants discharged from the hospital into an intermediate care facility. We intend to continue to take certain actions, including engaging a clinical services consulting firm to provide staff support to study sites as needed, to assist study sites in overcoming these issues when we resume enrollment in the ReMEDy2 trial, however no assurances can be provided as to whether these issues will resolve or new issues will arise. For example, it is possible we may compete with other stroke clinical trials for research staff and trial subjects for our ReMEDy2 trial.

Cardio-Renal: Phase 2 REDUX Clinical Trial of DM199

We continue to work towards finalizing the data analyses and clinical study report from our Phase 2 REDUX clinical trial of DM199 for the treatment of chronic kidney disease as we evaluate next steps for our CRD program.

Financial Overview

We have not generated any revenues from product sales. We have financed our operations from public and private sales of equity, including our April and June 2023 private placements, the exercise of warrants and stock options, interest income on funds available for investment and government grants and tax credits. Our April and June 2023 private placements together generated $36.8 million in net proceeds after deducting offering expenses. We have incurred losses in each year since our inception. Our net losses were $14.2 million and $9.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $110.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations and status as a publicly listed company.

While we expect our rate of future negative cash flow per month will generally increase as we resume our ReMEDy2 trial, we expect our current cash resources will be sufficient to allow us to resume our ReMEDy2 trial, complete the data analysis from our REDUX Phase 2 trial and evaluate next steps for our CRD program and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and specifically the resumption of our ReMEDy2 trial, the rate of site activation and enrollment in our trial, the effects on our trial of COVID-19, site staffing shortages, competition for research staff and trial subjects due to other stroke trials, and other factors, as well as the potential expansion of our current and potential new development programs, and operating expenses incurred in connection with such activities. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

We expect that our R&D expenses will increase in the future if we are successful in advancing DM199, or any of our preclinical programs, through the required stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical trials, manufacturing scale-up or in obtaining regulatory approvals, could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2023 and 2022

The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,272	$1,640	$9,433	$5,569
General and administrative	1,885	1,488	5,986	4,459
Other income, net	693	76	1,220	124

Research and Development Expenses

R&D expenses increased to $3.3 million for the three months ended September 30, 2023, up $1.7 million from $1.6 million for the three months ended September 30, 2022. R&D expenses increased to $9.4 million for the nine months ended September 30, 2023, up from $5.6 million for the nine months ended September 30, 2022. The increase for the nine-month comparison was driven principally by costs incurred for the in-use studies performed to address the recently lifted clinical hold on our ReMEDy2 AIS trial, costs incurred for the Phase 1C study determining the DM199 blood concentration levels achieved with the IV dose of DM199 and increased manufacturing and process development costs. Also contributing to the increase were higher personnel costs associated with expanding the clinical team. These increases were partially offset by decreased costs incurred for the Phase 2/3 ReMEDy2 AIS trial as activity was limited prior to the June 2023 lift of the clinical hold.

General and Administrative Expenses

G&A expenses were $1.9 million for the three months ended September 30, 2023, up from $1.5 million for the three months ended September 30, 2022. G&A expenses were $6.0 million for the nine months ended September 30, 2023, up from $4.5 million for the nine months ended September 30, 2022. The increase for the nine-month comparison was driven principally by increased legal fees incurred in connection with our lawsuit against PRA Netherlands and increased personnel costs incurred in conjunction with expanding our team. Increased cost for patent prosecution and non-cash share-based compensation also contributed to the increase.

Other Income, Net

Other income, net was $693 thousand and $1.2 million for the three and nine months ended September 30, 2023, respectively, compared to $76 thousand and $124 thousand for the three and nine months ended September 30, 2022, respectively. These increases were due to increased interest income earned on marketable securities during the current year periods due to higher weighted average invested cash balances.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2023 and December 31, 2022, and our sources and uses of cash for each of the nine month periods ended September 30, 2023 and 2022, and is intended to supplement the more detailed discussion that follows (in thousands):

	September 30, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$56,212	$33,502
Total assets	58,139	34,395
Total current liabilities	2,170	2,168
Total shareholders’ equity	55,629	31,827
Working capital	45,716	31,667

	Nine Months Ended September 30,
Cash Flow Data	2023	2022
Cash flow provided by (used in):
Operating activities	$(14,916)	$(8,745)
Investing activities	(24,423)	6,814
Financing activities	36,843	(5)
Net decrease in cash	$(2,496)	$(1,936)

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $56.2 million, current liabilities of $2.2 million and working capital of $45.7 million as of September 30, 2023, compared to aggregate cash, cash equivalents and marketable securities of $33.5 million, $2.2 million in current liabilities and $31.7 million in working capital as of December 31, 2022. The increases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to the net proceeds received from our April and June 2023 private placements, partially offset by cash used to fund our current operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $14.9 million compared to $8.7 million for the nine months ended September 30, 2022. The increase in cash used in operating activities is driven primarily by our net loss and increased amortization of discounts on marketable securities, partially offset by non-cash share-based compensation and the effects of the changes in operating assets and liabilities.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash used in investing activities was $24.4 million for the nine months ended September 30, 2023 compared to net cash provided by investing activities of $6.8 million for the nine months ended September 30, 2022. This change resulted primarily from the timing of maturities and investments of the net proceeds from our June 2023 private placement.

Financing Activities

Net cash provided by financing activities was $36.8 million for the nine months ended September 30, 2023 consisting primarily of net proceeds from the sale of common shares in our April and June 2023 private placements, compared to net cash used in financing activities of $5 thousand consisting of principal payments on finance lease obligations for the nine months ended September 30, 2022.

Capital Requirements

Since our inception, we have incurred losses while advancing the R&D of our DM199 product candidate. We have not generated any revenues from product sales and do not know when or if we will generate any revenues from product sales of our DM199 product candidate or any future product candidate. We expect to continue to incur substantial operating losses until such time as any future product sales, royalty payments, licensing fees and/or milestone payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as compared to prior periods as we continue the research, development and clinical studies of our DM199 product candidate, including in particular the resumption of our ReMEDy2 trial. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any future product candidate, and in the absence of the assistance of a strategic partner, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Accordingly, and notwithstanding the completion of our April and June 2023 private placements from which we received aggregate net proceeds of $36.8 million, we expect we will need substantial additional capital to further our R&D activities, current and anticipated future clinical studies, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative cash flow per month will vary depending on our clinical activities and the timing of expenses incurred and will increase as we resume our ReMEDy2 trial. We expect our current cash resources will be sufficient to resume our ReMEDy2 trial in patients with AIS, complete the data analysis from our REDUX Phase 2 trial in patients with CRD, evaluate our next steps for our CRD program, and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and specifically the resumption of our ReMEDy2 trial, the rate of site activation and enrollment in such trial, the effects on such trial of COVID-19, site staffing shortages, competition for research staff and trial subjects due to other stroke trials, and other factors, as well as the potential expansion of our current and potential new development programs, and operating expenses incurred in connection with such activities. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically, we have financed our operations primarily from sales of equity securities and the exercise of warrants and stock options, and we expect to continue this practice for the foreseeable future. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 21, 2023, the NCC issued a judgement affirming our ownership of the physical documents, including 51 hardcopy folders and certain digital files, related to the clinical studies performed by ICON/PRA Netherlands and seized by the Dutch courts in December 2022. The NCC further ordered ICON/PRA Netherlands to allow and tolerate the surrender of the documents, including digital and source data. Additionally, the NCC found that we are not in breach of any obligation under the clinical study agreement and PRA Netherlands had no basis to suspend the fulfillment of its obligations under the clinical study agreement to provide us all clinical data and access to perform an audit of the study. On June 15, 2023, ICON/PRA Netherlands filed an appeal of this decision and requested a scheduling hearing with the NCC on September 5, 2023. Notwithstanding this appeal, we are moving forward with our primary case against ICON/PRA Netherlands. Our initial pleading document was filed July 26, 2023, and PRA filed their response on October 18, 2023. The hearing of this case is scheduled for December 7, 2023.

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

Potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business, financial condition and stock price. The early 2023 closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created bank-specific and broader financial institution liquidity risk and concerns. Although the depositors at these financial institutions have continued to have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. Although we did not have deposits at Silicon Valley Bank, Signature Bank or First Republic Bank, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. In addition, the ability of our suppliers, vendors, and others in which we do business to access their cash and cash equivalents and investments or to obtain any necessary financing to continue their respective businesses could be threatened, which in turn, could harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities of our Company during the quarter ended September 30, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)

3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023 (File No. 001-36291)

10.1	Consulting Services Agreement dated as of September 1, 2023 by and between Kirsten Gruis, M.D. and DiaMedica USA, Inc.	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2023 (SEC File No. 001-36291)

10.2	Separation Agreement and Release dated as of September 3, 2023 by and between Kirsten Gruis, M.D. and DiaMedica USA, Inc.	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2023 (SEC File No. 001-36291)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Manner of Filing
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three and nine months ended September 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: November 13, 2023	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)