Form 10-K
period 2023-12-31
DiaMedica Therapeutics Inc.
filed 2024-03-19
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s voting common shares held by non-affiliates, computed by reference to the closing sales price at which the voting common shares were last sold as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Capital Market on that date, was $103.4 million.

As of March 15, 2024, there were 37,958,000 voting common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2023 Annual General Meeting of Shareholders to be held May 22, 2024.

[page intentionally left blank]

DIAMEDICA THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K that are not descriptions of historical facts are forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and are subject to risks and uncertainties that could negatively affect our business, operating results, financial condition, prospects and share price. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would,” the negative of these terms or other comparable terminology, and the use of future dates.

The forward-looking statements in this report are subject to risks and uncertainties and include, among other things:

●	our plans to develop, obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of acute ischemic stroke (AIS) and cardio-renal disease (CRD);
●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS or CRD and meet certain anticipated or target dates with respect to our clinical studies, including in particular our Phase 2/3 ReMEDy2 clinical trial of DM199 for the treatment of AIS, or ReMEDy2 trial, and anticipated site activations, enrollment and interim analysis timing, especially in the light of the effects of COVID-19, particularly on hospital and medical facility staffing shortages, concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility, and competition for research staff and trial subjects due to other pending stroke and stroke related trials;

●

uncertainties relating to regulatory applications and related filing and approval timelines and the possibility of additional future adverse events associated with or unfavorable results from our ReMEDy2 trial;

●

the adaptive design of our ReMEDy2 trial, which is intended to enroll approximately 350 participants at up to 100 sites globally, and the possibility that these numbers and other aspects of the study could increase depending upon certain factors, including additional input from the United States Food and Drug Administration (FDA) and results of the interim analysis as determined by the independent data safety monitoring board;

●	our expectations regarding the perceived benefits of our DM199 product candidate over existing treatment options for AIS and CRD;
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

●	the success, cost and timing of our ReMEDy2 trial, as well as our reliance on third parties in connection with our ReMEDy2 trial and any other clinical trials we conduct;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	expectations regarding federal, state and foreign regulatory requirements and developments, such as potential FDA regulation of our DM199 product candidate for AIS and CRD;
●	our estimates regarding expenses, market opportunity for our product candidates, future revenue, capital requirements, how long our current cash resources will last and need for additional financing;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;
●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for AIS and CRD; and
●

our anticipated use of the net proceeds from our private placements and our ability to obtain additional funding for our operations, including funding necessary to complete planned clinical trials and obtain regulatory approvals for our DM199 product candidate for AIS and CRD.

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

Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. DiaMedica’s lead candidate DM199 (rinvecalinase alfa) is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia, with human urinary KLK1, for the treatment of acute ischemic stroke and cardio renal disease, including hypertension. We have also produced a potential novel treatment for severe inflammatory diseases, DM300, which is currently in the early preclinical stage of development. Our long-term goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of acute ischemic stroke (AIS) and currently, to a lesser extent, cardio renal disease (CRD). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CRD. In September 2021, the FDA granted Fast Track designation to DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate.

AIS and CRD patients suffer from impaired blood flow in the brain, kidneys, and throughout the body. Many of these patients also exhibit lower than normal levels of endogenous (produced by the body) KLK1 protein, which is produced primarily in the kidneys, pancreas and salivary glands. We believe treatment with DM199 could augment endogenous KLK1 to enhance the function of the kallikrein-kinin system (KKS) to preferentially relax smooth muscle cells in ischemic arteries, thereby vasodilating these arteries and increasing blood flow and oxygen.

We are currently conducting our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 350 patients at up to 100 sites globally. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tissue plasminogen activator (tPA), a thrombolytic agent intended to dissolve blood clots, and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA and/or mechanical thrombectomy. The primary endpoint of the ReMEDy2 trial is physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90, specifically recovering to an mRS score of 0-1 (mRS range of 0-6). We believe that our ReMEDy2 trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

We voluntarily paused participant enrollment in the ReMEDy2 trial in May 2022 to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. The acutely low blood pressure levels in the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped, and the participants suffered no injuries. On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our ReMEDy2 trial, and the clinical hold was subsequently lifted in June 2023. In our request for lifting of the clinical hold, we submitted to the FDA in-vitro data supporting that the cause of the hypotensive events was likely related to switching to a new type of IV bag for use in the ReMEDy2 trial, as well as results of an additional in-use, in vitro stability study of all of the materials and equipment used in the IV administration of DM199, which included testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. We also modified the protocol to mitigate the risk of future hypotensive events, including a reduction in the DM199 dose level for the initial IV dose to effectively match the well tolerated IV dose administered in the ReMEDy1 trial.

Concurrently with performing the requested in-use study, we also conducted a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with polyvinyl chloride (PVC) IV bags used in the ReMEDy2 trial. The purpose of the Phase 1C open label SAD study was to confirm, with human data, the DM199 blood concentration levels achieved with the IV dose and further evaluate safety and tolerability. We also included a cohort of hypertensive patients being treated with angiotensin-converting-enzyme inhibitors (ACEi) prior to enrolling. All ACEi patients received the full IV dose at the 0.5 µg/kg level with no instances of hypotension. We believe that these results provide further assurance to potential investigators that ACEi patients may be safely included in the ReMEDy2 trial.

Following in-depth discussions of the ReMEDy2 Phase 2/3 protocol design with global stroke experts, the scientific advisory board and current investigators, we made several important amendments to the protocol subsequent to the June 2023 lifting of the clinical hold. These changes were submitted to the FDA in early October 2023 and we are proceeding with use of the amended protocol as the FDA did not issue any comments during the 30-day review period which ended on November 3, 2023.

We believe DM199 has the potential to treat a variety of diseases where restoring healthy function requires sufficient activity of KLK1 and its system, KKS. Today, forms of KLK1 derived from human urine and the pancreas of pigs are approved and sold in Japan, China and South Korea to treat AIS, hypertension and other related vascular diseases. We believe millions of patients have been treated with these KLK1 therapies, including over 600,000 AIS patients now being treated annually with human urinary-derived KLK1 in China. Over 200 clinical studies in China have found urinary-derived KLK1 effective for increasing blood flow, decreasing ischemia in the penumbra and reducing infarct size. Importantly, human urinary-derived KLK1 has not been shown to increase the risk of severe intracranial hemorrhage. However, there are numerous regulatory, commercial and clinical drawbacks associated with KLK1 derived from these sources which can be overcome by developing a recombinant version of KLK1 such as DM199. We believe higher regulatory standards and potential antibody reactions are the primary reasons why KLK1 derived from these sources are not currently available and used in the United States or Europe. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor are we aware of any recombinant version in development other than our drug candidate, DM199.

DM199 Background

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

KLK1 is involved in multiple biochemical processes. The most well-characterized activity of KLK1 is the enzymatic cleavage of low molecular weight kininogen (LMWK) to produce Lys-bradykinin (BK)-like peptides, collectively known as kinins, which activate BK receptors (primarily BK2R since the BK1R is typically only activated in pathological situations). As illustrated below, activation of BK receptors by kinins sets in motion metabolic pathways which locally produce nitric oxide, prostaglandins (primarily prostacyclin in endothelial cells),which work through the cyclic guanosine monophosphate (cGMP) and cyclic nucleotides cyclic adenosine monophosphate (cAMP) pathways, to preferentially relax smooth muscle cells and improve blood flow (through vasodilation), potentially protecting tissues and end-organs from ischemic damage. Scientific literature, including publications in Circulation Research, Immunopharmacology and Kidney International, suggests that lower endogenous KLK1 levels in patients are associated with diseases related to vascular disorders, such as stroke, renal diseases and hypertension. DM199, as a protein augmentation therapy, may increase KLK1 levels to properly activate the KKS driving the local production of nitric oxide, prostaglandins and other anti-inflammatory mediators, to promote endothelial health and protect the brain and kidney from damage. By providing additional supply of the KLK1 protein, DM199 treatment could potentially improve blood flow to and reduce inflammation in damaged end-organs, such as the brain and the kidneys, supporting their structural integrity and normal functioning.

We have conducted numerous internal and third-party analyses to demonstrate that DM199 is structurally and functionally equivalent to KLK1 derived from human urine. Specifically, the amino acid structure of DM199 is nearly identical to the human urine form, and the enzymatic and pharmacokinetic profiles are substantially similar to both human urine and porcine derived KLK1. The physiological effects of DM199 on blood pressure, from our completed studies, is similar to that of human urine and porcine-derived forms of KLK1. We believe that the results of this work suggest that the therapeutic action of DM199 will be the same or potentially better than that of the human urinary and porcine forms of KLK1 marketed in Asia.

We believe DM199 may provide a new treatment with significant benefits over the current standards of care by offering a therapeutic treatment option to a greater number of patients with the potential for fewer side effects.

Summary of Clinical Results

To date, clinical trials have been and/or are being conducted in the United States, Europe and Australia. We believe the clinical data generated to date by DM199 supports the continued development of DM199 as a treatment for AIS and CRD.

●

Our Phase 2 ReMEDy1 trial of DM199 in the treatment of AIS (n=91) met our primary safety and tolerability end points and demonstrated a statistically significant reduction in the number of participants with recurrent ischemic stroke (reported as stroke in evolution or stroke progression by the investigators) in the active treatment group: 0 (0%) participants treated with DM199 vs. 6 (13%) on placebo (p=0.012), with 4 of the 6 resulting in participant death. In a subgroup analysis of participants not receiving mechanical thrombectomy prior to enrollment (n=46), patients treated with DM199 demonstrated a 22% absolute improvement in excellent outcomes (recovering to a National Institutes of Health Stroke Scale (NIHSS) score of 0-1). In participants treated with DM199 (n=25) vs. supportive care and/or tPA (n=21), the results showed that 36% of participants receiving DM199 progressed to a full or nearly full recovery at 90 days (NIHSS: 0-1), compared to 14% of participants in the placebo group. This represents a 22% absolute increase in the proportion of participants achieving a full or nearly full recovery. Additionally, subject deaths decreased from 24% in the placebo group to 12% in the DM199 treatment group, a 50% relative reduction. This subgroup represents the participants most closely aligned with the target treatment population for DM199 in our ReMEDy2 trial.

●

We conducted our Phase 2 REDUX trial of DM199 in participants with chronic kidney disease (n=84). Most notably, the hypertensive African American cohort demonstrated an over 50% mean reduction in albuminuria in participants with moderate to severe baseline albuminuria and a statistically significant reductions in systolic and diastolic blood pressure levels at the 2µg/kg dose level after three months of treatment.

In all completed studies, DM199 was shown to be generally safe and well tolerated. The primary adverse events noted in our studies with healthy volunteers included headache, erythema (redness), dizziness, injection site reaction and flushing. The most common adverse events in people with diabetes with or without chronic kidney disease included orthostatic hypotension, local injection site irritation/redness, and diarrhea. The most common adverse events in people with acute ischemic stroke include constipation, oral candidiasis (yeast/fungal infection of mouth) and nausea.

Supporting Data for Use of DM199 (KLK1)

KLK1 derived from human urine was approved in China in 2005. KLK1 derived from the pancreas of pigs has been approved in Japan for several decades. There is one company selling human urine derived KLK1 in China, and we believe human urine derived KLK1 is currently being used to treat over 600,000 AIS patients per year. We believe that approximately 20 companies are marketing porcine KLK1 in Japan, China and South Korea for hypertension, certain chronic kidney and other vascular diseases. We have identified several hundred papers supporting the clinical use of urinary and porcine derived KLK1 from China, Japan and South Korea.

Studies have shown that lower KLK1 levels are also a predictor of stroke recurrence. The red line in the graph below represents patients in the lowest KLK1 quartile who were at the highest risk for recurrence of stroke. (2,478 stroke patients and event free survival over 5 years).

Low KLK1 Levels Are Associated With Stroke Recurrence

Source: Annals of Neurology (2011) 70:265-73

Our Strategy

Our mission is to improve the lives of people suffering from serious diseases. Our near-term goal is to principally focus on executing our ReMEDy2 Phase 2/3 trial of DM199 in AIS and to finalize plans for the next steps for our CRD program. Key elements of our strategy include:

●	DM199 for AIS – activate additional clinical sites for and enroll participants in our ReMEDy2 Phase 2/3 trial and expand the trial globally to potentially increase enrollment rates;
●	DM199 for CRD – announce next steps for our CRD program during 2024;
●	Continue manufacturing process development to support anticipated applications for commercial approval of DM199; and
●	Identify a strategic partner(s) to assist with future clinical development and commercialization of DM199.

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

More specifically, with respect to an ischemic stroke, at the site of a blood flow blockage in the brain, there exist two major ischemic zones – the core ischemic zone with nearly complete loss of blood flow (blood flow reduction of 75% to 90%, or more), and the surrounding ischemic penumbra, a rim of mild to moderately ischemic tissue surrounding the core ischemic zone. Within minutes, the significant lack of blood flow in the core ischemic zone deprives these cells of glucose and oxygen which rapidly depletes energy stores and triggers the loss of ion gradients, ultimately leading to neuronal cell death, or apoptosis. The ischemic penumbra zone, however, may remain viable for several hours via collateral arteries that branch from the main occluded artery in the core ischemic zone. Unfortunately, the penumbra is at great risk of delayed tissue damage due to inflammation which may also lead to neuronal cell death. As time goes on, a lack of blood flow in the core ischemic zone (infarct) may lead to fluid buildup (edema) and swelling which creates intracranial pressure. This pressure on the brain leads to tissue compression resulting in additional ischemia. Additional events in AIS include vascular damage to the blood vessel lining or endothelium, loss of structural integrity of brain tissue and blood vessels and inflammation. A stroke can lead to permanent damage with memory loss, speech problems, reading and comprehension difficulties, physical disabilities and emotional/behavioral problems. The long-term costs of stroke are substantial, with many patients requiring extended hospitalization, extended physical therapy or rehabilitation and/or long-term institutional or family care. However, provided the extended window of viability in the penumbra, next generation stroke therapies are being developed to protect valuable brain tissue during the hours to a week after a stroke.

Unmet Medical Need in AIS

According to the World Health Organization, each year 12.2 million people worldwide suffer a stroke, of which 7.6 million are acute ischemic strokes. According to the U.S. Centers for Disease Control and Prevention (CDC) approximately 800,000 people in the U.S. suffer a stroke each year, of which 87% are acute ischemic strokes. We believe that stroke represents an area of significant unmet medical need and a KLK1 therapy (such as DM199) could provide a significant patient benefit, in particular given its proposed treatment window of up to 24 hours after the first sign of symptoms. Currently, the only FDA-approved pharmacological intervention for AIS is tPA, which is approved to be given within 3 hours of symptom onset; however, we understand that based upon supplemental clinical research and common practice, it is typically administered up to 4.5 hours from symptom onset. Treating patients with tPA during this time window can be challenging because it is difficult to determine precisely when symptoms began and a patient must undergo brain imaging before treatment to rule out a hemorrhagic stroke, a ruptured blood vessel causing bleeding within the brain. Mechanical thrombectomy, a procedure which attempts to remove the clot using catheter-based tools, is also available to certain patients. Despite the availability of these treatments, we believe they are relevant to approximately 20% of ischemic stroke patients due to the location of the clot, the elapsed time after the stroke occurred or other safety considerations. Thus, we believe DM199 may offer significant advantages over the current treatment options in that it fills a serious, unmet need for patients who cannot receive tPA or mechanical thrombectomy. Additionally, we believe DM199 may also offer a complementary follow-on treatment for patients who initially receive tPA or mechanical thrombectomy by enabling sustained blood flow improvements to the brain during the critical weeks and months after a stroke, reducing the risk of stroke recurrence.

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

DM199 – Our Novel Solution for the Treatment of AIS

In response to an ischemic stroke, bradykinin 2 receptors (BK2) are significantly upregulated (increased) in the arteries affected by the stroke, the ischemic penumbra.  This phenomenon has been observed in animal stroke models, showing a 36-fold increase on the ipsilateral side and a 10-fold increase on the contralateral side (PLOS ONE (2018), 13(6), e0198553.https://doi.org/10.1371/journal.pone.0198553). In these oxygen depleted arteries, the increased BK2 receptors signal the need for BK to bind and restore blood flow to these at-risk arteries in the ischemic penumbra. The treatment with DM199 is intended to increase the body’s production of BK to bind with the BK2 receptors to improve collateral circulation. In binding with the BK2 receptors expressed on endothelial cells (exposed to internal lumen of the artery), DM199, via production of bradykinin, activates the body’s natural physiologic processes and does not need to pass through the blood brain barrier, which is a specialized structure that is difficult for many therapeutic agents to cross.

As depicted in the graphic below, we believe the mechanism of action for DM199 (KLK1) has the potential to preserve “at risk” penumbral brain tissue by acutely increasing cerebral blood flow by selectively vasodilating arteries in the ischemic penumbra and increasing collateral blood flow, to improve blood flow and restore oxygen levels rescuing these cerebral tissues.

DM199 Acute Ischemic Stroke: Proposed Mechanism

In January 2019, we published a paper titled “Human Tissue Kallikrein in the Treatment of Acute Ischemic Stroke” in a peer reviewed journal (Therapeutic Advances in Neurological Disorders (2019), 12:1-15, .https://doi.org/10.1177/1756286418821918). The paper reviews the scientific literature covering the biochemical role of KLK1 and presents the mechanistic rationale for using KLK1 as an additional pharmacological treatment for AIS. In addition to the biochemical mechanism of KLK1, the review highlights supporting results from human genetics and preclinical animal models of brain ischemia. It also reviews published clinical results for treatment of AIS by a form of KLK1 that is isolated from human urine. This form has been approved for post-stroke treatment of AIS in China and data has been published from clinical trials involving over 4,000 patients. The paper offers a series of testable therapeutic hypotheses for demonstrating the long-term beneficial effect of KLK1 treatment in AIS patients and the reasons for this action.

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

Supporting Data from the Use of Urine-derived KLK1 for the Treatment of AIS in China

In China, Kailikang® is approved and marketed by Techpool Bio-Pharma Inc., a company controlled by Shanghai Pharmaceuticals Holding Co. Ltd. Kailikang has been approved for the treatment of AIS in China. We believe the initial treatment window is up to 48 hours after stroke symptom onset. Based on data from IQVIA real world and health data, other publications and our own internal analysis, we estimate that over 600,000 stroke patients in China were treated in 2022 with Kailikang. More than 50 published clinical studies, covering over 4,000 stroke patients, have demonstrated a beneficial effect of Kailikang treatment in AIS including improvements in standard stroke scores, increased blood flow, reduced infarct size/ischemia in the brain. In a double-blinded, placebo-controlled trial of 446 participants treated with either Kailikang or a placebo with initial treatment administered up to 48 hours after symptom onset showed significantly better scores on the European Stroke Scale and Activities of Daily Living at three weeks post-treatment and after three months using the Barthel Index, (China Journal of Neurology (2007), 40:306–310).

Additionally, a comprehensive meta-analysis covering 24 clinical studies involving 2,433 concluded that human urinary KLK1 appears to ameliorate neurological deficits for patients with AIS and improves long-term outcomes, though a few treated patients suffered from transient hypotension (Journal of Evidence-Based Medicine (2012) 5:31-39, https://doi.org/10.1111/j.1756-5391.2012.01167.x)

Furthermore, in a retrospective study covering 300 consecutive AIS patients, subjects treated with human urinary KLK1 experienced a 6.5% absolute reduction (p=0.009) in recurrent strokes (39% relative) within one year (Brain and Behavior (2018), https://onlinelibrary.wiley.com/doi/pdf/10.1002/brb3.1033).

CRD Background and Disease Pathology

Cardio Renal Disease Background

Cardio-renal syndrome refers to the complex interplay between cardiac and renal dysfunction, where acute or chronic dysfunction in one organ may induce acute or chronic dysfunction of the other. A key component of this syndrome is hypertension, which serves as both a cause and consequence of cardio-renal interactions. Hypertension contributes to the development and progression of heart and kidney diseases by imposing increased workload on the heart and by causing damage to the kidneys' nephrons, leading to a vicious cycle of worsening heart and kidney function. This relationship underscores the critical need for integrated management strategies that address both cardiac and renal health to effectively treat and prevent the progression of cardio-renal diseases. This integrated approach includes controlling blood pressure, managing fluid and electrolyte balance, and employing therapies that target the underlying mechanisms linking heart and kidney disease, such as the renin-angiotensin-aldosterone system (RAAS) inhibitors.

DM199 – Our Novel Solution for the Treatment of CRD, Including Hypertension

We believe DM199 has the potential to offer meaningful therapeutic benefits for CRD patients. We believe that the KLK1 protein plays a vital role in maintaining normal kidney function, promoting the production of nitric oxide, prostaglandin and other anti-inflammatory mediators which are important for kidney health and integrity. Patients with moderate to severe CRD often excrete abnormally low levels of KLK1 in their urine, leading to the hypothesis that a KLK1 deficit contributes to disease progression.

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

By providing additional KLK1, we believe DM199 has the potential to:

DM199 treatment is intended to directly replenish KLK1 levels to maintain, or possibly restore, kidney function. Current treatment options, especially ACEi drugs, primarily slow the rate of decline in kidney function but are associated with side effects. Importantly, it is becoming increasingly clear that part of the beneficial effect of ACEi drugs involves preventing the normal breakdown of BK leading to substantial increases in BK levels throughout the body. However, these effects can be unregulated and ACEi drugs therefore can generate excessive BK where it is not needed, potentially leading to side effects such as persistent cough, angioedema (swelling of skin and tissue) and hyperkalemia (abnormally high potassium levels that can lead to cardiac arrest and sudden death). Most importantly, even with the use of ACEi or ARB medications in CRD patients, there remains a high unmet need as a majority of CRD patients still experience a progressive loss of renal function over time. We believe DM199 treatment, either alone or in combination with an ARB, could potentially restore normal KLK1 levels allowing the KKS to perform its normal physiological processes and release BK when and where it is needed, avoiding these side effects.

We intend to clinically evaluate the use of DM199 as a novel therapy for CRD. Protein replacement therapy with DM199, through the activation of the KKS, may complement and balance RAAS, primarily targeted by ACEis and ARBs, and may potentially improve the function of the diseased renal system by improving blood flow and vasodilation, as well as reducing blood pressure.

Our Competition and Current Treatments for Acute Ischemic Stroke and Cardio Renal Disease

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

There is a large unmet therapeutic need for AIS treatments that can be administered beyond the 4.5-hour time window of tPA. With this large unmet therapeutic need, there is significant competition to develop new therapeutic options. Currently, the most advanced treatment for AIS uses a medical device for the mechanical removal of blood clots in the large arteries supplying blood to the brain through sophisticated catheter-based approaches, referred to as mechanical thrombectomy. According to published research, use of mechanical thrombectomy is growing and the window of time after a stroke where the procedure can be used is widening. New therapeutic options in development include tissue protection focused therapies (deliverable from hours to days after the stroke) that are intended to preserve and protect brain cells beyond the tPA therapeutic window. The goal is to provide treatment options for the vast majority of AIS patients who do not receive hospital care early enough to qualify for tPA therapy. We believe there is a very significant market opportunity for a drug that has a therapeutic window beyond that of tPA and is able to obtain regulatory approval.

DM199 Clinical Trials

AIS Phase 2/3 ReMEDy2 Trial

We are currently conducting our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 350 patients at up to 100 sites globally. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tPA, a thrombolytic agent intended to dissolve blood clots, and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA and/or mechanical thrombectomy. We believe that the proposed trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

The primary endpoint of the ReMEDy2 trial is physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90. The mRS is a commonly used scale for measuring the degree of disability or dependence in the daily activities of people who have suffered a stroke. Secondary endpoints for the trial will evaluate, among other things, mRS shift (which shows the treatment effect on participants across the full spectrum of stroke severity), participant deaths, the National Institute of Health Stroke Score (NIHSS) and Barthel Index (BI) stroke scales and stroke recurrence. Recurrent strokes represent 25% of all ischemic strokes, often occurring in the first few weeks after an initial stroke and are typically more disabling, costly and fatal than initial strokes.

We voluntarily paused participant enrollment in the ReMEDy2 trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. The acutely low blood pressure levels in the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped, and the participants suffered no injuries. On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our ReMEDy2 trial. In September 2022, we submitted to the FDA supporting in-vitro data that the cause of the hypotensive events was likely related to switching to a new type of IV bag for use in the ReMEDy2 trial rather than continue with the type of IV bag used in the prior ReMEDy1 trial, where DM199 was generally safe and well tolerated and no hypotensive episodes were reported. While there were no differences in the compatibility of DM199 with either type of IV bag, we observed significant differences in DM199 binding between the two types of IV bags we believe altered, and unintentionally elevated, the total amount of DM199 being administered to participants in the ReMEDy2 trial and thereby triggering the hypotensive events. We also included in this FDA submission, proposed protocol modifications to further address the mitigation of these events, including a reduction in the DM199 dose level for the initial IV dose to effectively match in the PVC IV bags, the well tolerated IV dose administered in the ReMEDy1 trial. Following review of this analysis, the FDA informed us that they were continuing the clinical hold and requesting, among other items, an additional in-use, in vitro stability study of all of the materials and equipment used in the IV administration of DM199, which included testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. The requested in-use study was completed at an independent laboratory and the results were substantially consistent with our initial stand-alone testing of the IV bags. In May 2023, this additional supporting data was submitted to the FDA in our clinical hold response. In June 2023, the FDA completed review of our clinical hold response and informed us that the clinical hold was fully removed allowing us to begin preparations to resume our ReMEDy2 trial.

Following in-depth discussions of the ReMEDy2 Phase 2/3 protocol design with global stroke experts, the scientific advisory board and current investigators, the Company has made several important amendments to the protocol subsequent to the lifting of the clinical hold. These changes were submitted to the FDA in early October and the Company is proceeding with use of the amended protocol as the FDA did not issue any comments during the 30-day review period which ended on November 3, 2023.

Prior to the clinical hold of our ReMEDy2 trial, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may continue to experience these conditions as we activate additional clinical sites and enrollment participants. We believe this was due primarily to clinical staff shortages resulting from layoffs and employee burnout, the reallocation of clinical nurses to COVID-19 care, particularly during surges in COVID-19 cases, a loss of study coordinators resulting from budget constraints and COVID-19 vaccination requirements and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility. In an effort to mitigate the impact of these factors, we have worked with our contract research organization to develop alternative procedures to support study sites and potential participants as needed. We intend to continue to monitor the results of these efforts or implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial, however no assurances can be provided as to if and when these issues will resolve.

In September 2021, the FDA granted Fast Track designation to DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including end-of-phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.

Phase 1C Open Label Safety Trial

Concurrently with performing the requested in-use study, we also conducted a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial. The purpose of the study was to confirm, with human data, the DM199 blood concentration levels achieved with the IV dose and further evaluate safety and tolerability. This study was conducted in Australia. The third cohort, which received the 0.50 µg/kg dose level proposed for the ReMEDy2 trial, was dosed in April 2023 with no significant adverse events related to DM199. The pharmacokinetic data, including the DM199 blood concentration levels, for all cohorts was included as supplemental information in our clinical hold response. In investigating the cause of the unexpected instances of hypotension, we noted that all three participants were receiving angiotensin-converting enzyme inhibitor (ACEi) therapy at the time of their enrollment. Given this, we also completed an additional, fourth cohort of hypertensive patients (Part B) being treated with ACEi prior to enrolling. All ACEi patients received the full IV dose at the 0.5 µg/kg level with no instances of hypotension. We believe that these results provide further assurance to potential investigators that ACEi patients may be safely included in the ReMEDy2 trial.

AIS Phase 2 ReMEDy1 Trial

In May 2020, we announced top-line data from our Phase 2 ReMEDy1 trial assessing the safety, tolerability and markers of therapeutic efficacy of DM199 in patients suffering from AIS. We initiated treatment in this trial in February 2018 and completed enrollment in October 2019 with 92 participants. The study drug (DM199 or placebo) was administered as an intravenous (IV) infusion within 24 hours of stroke symptom onset, followed by subcutaneous injections later that day and once every 3 days for 21 days. The trial was designed to measure safety and tolerability along with multiple tests designed to investigate DM199’s therapeutic potential including plasma-based biomarkers and standard functional stroke measures assessed at 90 days post-stroke. Standard functional stroke measurements include the Modified Rankin Scale, National Institutes of Health Stroke Scale, the Barthel Index. The trial met primary safety and tolerability endpoints and was generally safe and well tolerated. In addition, there was a demonstrated therapeutic effect on the rate of severe stroke recurrence inclusive of all participants and there was also a demonstrated therapeutic effect on the physical recoveries of participants that received tPA prior to enrollment but not in participants receiving mechanical thrombectomy prior to enrollment.

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

CRD Phase 2 REDUX Trial

Our REDUX trial was a multi-center, open-label investigation of participants with mild or moderate chronic kidney disease (CKD) (Stage II or III) and albuminuria. The trial was conducted in the United States and included: Cohort 1 enrolled non-diabetic, hypertensive African Americans (AA) with Stage II or III CKD. African Americans are at greater risk for CKD than Caucasians, and those African Americans who have the APOL1 gene mutation are at an even higher risk. Cohort 2 enrolled participants with IgA Nephropathy (IgAN). Cohort 3 enrolled participants with Type 2 diabetes mellitus with CKD, hypertension and albuminuria (DKD). The trial evaluated two dose levels of DM199 within each cohort. Study participants received DM199 by subcutaneous injection twice weekly for 95 days. The primary study endpoints, evaluated after three months of treatment, included safety, tolerability, blood pressure, albuminuria and kidney function, which are evaluated by changes from baseline in estimated glomerular filtration rate, albuminuria, as measured by the urinary albumin to creatinine ratio, and blood pressure in hypertensive participants.

Interim results, issued in November 2021, indicated that after three months of treatment, DM199 was demonstrating clinically meaningful improvements in kidney function in Cohorts 1 and 2, as measured by simultaneously stabilizing estimated glomerular filtration rate (eGFR) and decreasing the urinary albumin-to-creatinine ratio (UACR). Additionally, in participants who were hypertensive (Cohorts 1 and 3), DM199 reduced blood pressure by clinically significant levels and importantly, there was no effect on participants who were not hypertensive (Cohort 2).

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

We plan to disclose additional data related to blood pressure control as part of supporting our plans for our cardio renal program to be disclosed in 2024.

DM199 Safety Summary

Intravenously/subcutaneously administered DM199, in doses ranging from 0.025 μg/kg to 50.0 μg/kg, has been administered to over 250 subjects across 5 completed clinical studies and has been shown to be generally safe and well tolerated.  The most frequently reported treatment-emergent adverse events in our Phase 2 ReMEDy1 AIS trial were constipation, oral candidiasis and nausea. These events were predominately mild to moderate in severity. Orthostatic hypotension was determined to be the dose limiting tolerability. There have been 3 reported drug-related serious adverse events (SAEs) in subjects receiving DM199 of transient hypotension; these events were rapidly reversible upon stopping infusion with no long term sequelae (further adverse events).

Potential DM199 Commercial Advantages

Several researchers have studied the structural and functional properties of KLK1. This deep body of knowledge has revealed the potential clinical benefits of KLK1 treatments. Today, forms of KLK1 derived from human urine and the pancreas of pigs are approved and sold in Japan, China and South Korea to treat AIS, CRD, retinopathy, hypertension and related diseases. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor any recombinant version in development other than our drug candidate DM199. We believe at least five companies have attempted, unsuccessfully, to create a recombinant version of KLK1.

The growing understanding of the role of KLK1 in human health and its use in Asia as an approved therapeutic highlight two important potential commercial advantages for DM199:

KLK1 treatment is sold in Japan, China and South Korea. Research has shown that patients with low levels of KLK1 are associated with a variety of diseases related to vascular dysfunction, such as AIS, CRD, retinopathy and hypertension. In randomized, controlled clinical trials, human urine and porcine derived KLK1 has demonstrated statistically significant clinical benefits in treating a variety of patients with KLK1 compared to placebo. These efficacy results are further substantiated by established markets in Japan, China and South Korea for pharmaceutical sales of KLK1 derived from human urine and the pancreas of pigs. We estimate that millions of patients have been treated with these forms of KLK1 in Asia. Altogether, we believe this supports a strong market opportunity for a recombinant version of KLK1 such as DM199.

KLK1 treatment has had limited side effects and has been well tolerated in studies to date. KLK1 is naturally produced by the human body; and, therefore, the body’s own control mechanisms act to limit potential side effects. The side effect observed to limit participant tolerability in our clinical trials was orthostatic hypotension, or a sudden drop in blood pressure, which has been primarily seen at doses 10 to 20 times higher than our anticipated therapeutic dose levels. Most recently, clinically significant, transient hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199 was experienced by three participants in our ReMEDy2 trial which were the cause of the Company pausing participant enrollment and the FDA placing a clinical hold on the IND for our ReMEDy2 trial. The blood pressure levels of the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped and the participants suffered no injuries. We believe that these events were caused by our switching away from the type of IV bag used in the prior ReMEDy1 trial, where no hypotensive episodes were reported, which resulted in an unintended, elevated dose of DM199 being delivered in the ReMEDy2 trial. We believe that by reducing the dose rate for the IV infusion to a level that matches the effective dose rate in the ReMEDy1 trial, we can manage and/or eliminate the clinically significant hypotensive events.

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

In addition, we believe that there are also significant formulation, manufacturing, regulatory and other advantages for recombinant human KLK1 drug candidate DM199:

Potency and Impurity Considerations. KLK1 produced from human urine or the pancreas of pigs presents risks related to preventing impurities, endotoxins and chemical byproducts due to the inherent variability of the isolation and purification process. We believe that this creates the risk of inconsistencies in potency and impurities from one production run to the next. However, we expect to produce a consistent formulation of KLK1 that is free of endotoxins and other impurities.

Cost and Scalability. Large quantities of human urine or pig pancreas must be obtained to derive a small amount of KLK1. This creates potential procurement, cost and logistical challenges to source the necessary raw material, particularly for human urine sourced KLK1. Once sourced, the raw material is processed using chemicals and costly capital equipment and produces a significant amount of byproduct waste. Our novel recombinant manufacturing process utilizes widely available raw materials and can be readily scaled for commercial production. Accordingly, we believe our manufacturing process will have significant cost and scalability advantages.

Regulatory. We are not aware of any attempts by manufacturers of the urine or porcine based KLK1 products to pursue regulatory approvals in the United States. We believe that this is related to challenges presented by using inconsistent and potentially hazardous biomaterials, such as human urine and the pancreas of pigs, and their resulting ability to produce a consistent drug product. Our novel recombinant manufacturing process utilizes widely available raw materials which we believe provides a significant regulatory advantage, particularly in regions such as the United States, Europe and Canada, where safety standards are high. In addition, we believe that DM199 could qualify for 12 years of data exclusivity in the United States under the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which was enacted as part of the Patient Protection and Affordable Care Act (ACA) as amended by the Health Care and Education Reconciliation Act of 2010.

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

Regulatory Approval

Securing regulatory approval for the manufacture and sale of human therapeutic products in the United States, Europe, Canada and other commercial territories is a long and costly process that is controlled by each territory’s national regulatory agency. The national regulatory agency in the United States is the FDA, in Europe it is the European Medicines Agency (EMA), and in Canada it is Health Canada. Other national regulatory agencies have similar regulatory approval requirements, but each national regulatory agency has its own approval processes. Approval in the United States, Europe or Canada does not assure approval by other national regulatory agencies, although often test results from one country may be used in applications for regulatory approval in another country.

Prior to obtaining regulatory approval to market a drug product, every national regulatory agency has a variety of statutes and regulations which govern the principal development activities. These laws require controlled research and testing of products, governmental review, and approval of a submission containing preclinical and clinical data establishing the safety and efficacy of the product for each use sought, as well as approval of manufacturing facilities, including adherence to good manufacturing practices (GMP) during production and storage, and control of marketing activities, including labeling and advertising.

None of our product candidates have been completely developed or tested; and, therefore, we are not yet in a position to seek regulatory approval in any territory to market any of our product candidates.

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our current or future product candidates, are subject to extensive regulation by governmental authorities in the United States and other countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval may subject us to a variety of administrative or judicial sanctions, including refusal by the applicable regulatory authority to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

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

Stage 3: FDA Review for Approval. Following the completion of Phase 3 clinical studies, the pharmaceutical company prepares an electronic common technical document reporting all clinical nonclinical and chemistry, manufacturing and control studies conducted on the drug that is transmitted to the FDA as a Biologics License Application (BLA). The FDA reviews the information in the BLA to determine if the drug is safe and effective for its intended use. An advisory panel meeting is scheduled for a new drug allowing the FDA to gain feedback from experts. If the FDA determines that the drug is safe and effective, the drug will be approved.

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

DM199 may qualify for 12 years of data exclusivity under the BPCIA, which was enacted as part of the ACA, as amended by the Health Care and Education Reconciliation Act of 2010. Under the BPCIA, an application for a biosimilar product (BLA) cannot be submitted to the FDA until four years, or if approved by the FDA, until 12 years, after the original brand product identified as the reference product is approved under a BLA. The BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services and other divisions of the U.S. government, including, the Department of Health and Human Services, the Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, if a drug product is reimbursed by Medicare, Medicaid, or other federal or state healthcare programs, a company, including its sales, marketing and scientific/educational grant programs, must comply with the federal Food, Drug & Cosmetic Act (FDCA) as it relates to advertising and promotion of drugs, the federal False Claims Act, as amended, the federal Anti-Kickback Statute, as amended, the Physician Payments Sunshine Act, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 (OBRA), and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Among other things, OBRA requires drug manufacturers to pay rebates on prescription drugs to state Medicaid programs and empowers states to negotiate rebates on pharmaceutical prices, which may result in prices for our future products being lower than the prices we might otherwise obtain. Additionally, the ACA substantially changes the way healthcare is financed by both governmental and private insurers. There may continue to be additional proposals relating to the reform of the U.S. healthcare system, in the future, some of which could further limit coverage and reimbursement of drug products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements may apply.

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

Research and Development

We have devoted substantially all of our efforts to research and development (R&D), which therefore comprises the largest component of our operating costs. Our primary focus over the past approximately 12 years has been our lead product candidate, DM199, which is currently in clinical development for the treatment of AIS.

We expect our R&D expenses will continue to increase in the future as we continue the development and clinical study of our initial product candidate, DM199, in AIS and seek to pursue other indications or expand our product candidate portfolio. The process of conducting the necessary development and clinical research to obtain regulatory approval is costly and time-consuming and we consider the active management and development of our clinical pipeline to be integral to our long-term success. The actual probability of success for each product candidate, clinical indication and preclinical program may be affected by a variety of factors including, among other things, the safety and efficacy data for each product candidate, amounts invested in their respective programs, competition and competitive developments, manufacturing capability and commercial viability.

R&D expenses include:

●	expenses incurred with third party service providers such as contract research organizations and other study support services;
●	expenses incurred under agreements with clinical trial sites that conduct research activities on our behalf;
●	laboratory and vendor expenses related to the execution of clinical trials and non-clinical studies;
●	the cost of acquiring, developing, manufacturing, and distributing clinical trial materials;
●	employee and consultant-related expenses, which include salaries, benefits, consulting fees, travel and share-based compensation; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supply costs.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of DM199 nor do we have plans to develop our own manufacturing operations in the foreseeable future. We rely on Catalent Pharma Solutions, LLC (Catalent), a contract development and manufacturing organization (CDMO) with proven GMP experience in the manufacturing of recombinant proteins for clinical trials, for procuring all of our required raw materials and producing active pharmaceutical ingredient for our clinical trials. We have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199 drug substance. We currently employ internal resources and third-party consultants to manage our manufacturing relationship with Catalent.

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

Our DM199 patent portfolio includes four granted U.S. patents, a granted European patent, a granted Canadian patent, and pending applications in Australia, Canada, China, Europe, India, Japan, South Korea, Hong Kong and the United States. Granted or pending claims offer various forms of protection for DM199 including claims to compositions of matter, pharmaceutical compositions, specific formulations and dosing levels and methods for treating a variety of diseases, including stroke, chronic kidney disease and related disorders. These U.S. patents and applications, and their foreign equivalents, are described in more detail below.

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

We believe that the most relevant granted patents and applications with composition of matter or method of use claims covering DM199 are listed below, along with their projected expiration dates exclusive of any patent term extension:

Patent/Application Number	Title	Geography	Predicted Expiration
DM199 Patent Family
Issued patents
US 9,364,521	Human Tissue Kallikrein 1 Glycosylation Isoforms	US	2033
US 9,839,678	Human Tissue Kallikrein 1 Glycosylation Isoforms	US	2033
CA 2880085	Human Tissue Kallikrein 1 Glycosylation Isoforms	CA	2033
EP 2 854 841	Human Tissue Kallikrein 1 Glycosylation Isoforms	Europe	2033
US 9,616,015	Formulations for Human Tissue Kallikrein-1 for Parenteral Delivery and Related Methods	US	2033
US 11,857,608	Dosage Forms of Tissue Kallikrein 1 Application	US	2038
Pending applications
AU 2018230478	Dosage Forms of Tissue Kallikrein 1	Australia	2038
CA 3054962	Dosage Forms of Tissue Kallikrein 1	Canada	2038
CN 201880016380.4	Dosage Forms of Tissue Kallikrein 1	China	2038
EP 18763243.5	Dosage Forms of Tissue Kallikrein 1	Europe	2038
IN 201917037712	Dosage Forms of Tissue Kallikrein 1	India	2038
JP 2019-548655	Dosage Forms of Tissue Kallikrein 1	Japan	2038
KR 10-2019-7026369	Dosage Forms of Tissue Kallikrein 1	South Korea	2038
HK 62020009783.5	Dosage Forms of Tissue Kallikrein 1	Hong Kong	2038
HK 62020007146.7	Dosage Forms of Tissue Kallikrein 1	Hong Kong	2038
US 18/501,804	Dosage Forms of Tissue Kallikrein 1	US	2038
US 18/295,991	Tissue Kallikrein 1 for Treating Chronic Kidney Disease	US
PCT/US23/65385	Tissue Kallikrein 1 for Treating Chronic Kidney Disease	PCT

DM300 Patent Family
Issued patents
11,725,043	Ulinastatin Polypeptides	US	2041
Pending applications
PCT/US2021/021148	Ulinastatin Polypeptides	BR,CA,CN,EP,HK,IN,JP, TW,US	2041
PCT/US2022/014095	Ulinastatin Polypeptides for Treating Diseases	CA,CN,EP,JP,US	2042

The base term of a U.S. patent is 20 years from the filing date of the earliest-filed non-provisional patent application from which the patent claims priority. The term of a U.S. patent can be lengthened by patent term adjustment, which compensates the owner of the patent for administrative delays at the U.S. Patent and Trademark Office. In some cases, the term of a U.S. patent is shortened by terminal disclaimer that reduces its term to that of an earlier-expiring patent.

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

Employees

As of December 31, 2023, we had 19 employees, 18 of whom were full-time and one part-time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Information About Our Executive Officers

The following table sets forth information as of March 15, 2024 regarding each of our current executive officers:

Name	Age	Positions
Rick Pauls	52	President and Chief Executive Officer, Director
Lorianne Masuoka, M.D.	62	Chief Medical Officer
Scott Kellen	58	Chief Financial Officer and Secretary
Dominic Cundari	73	Chief Commercial Officer
David Wambeke	40	Chief Business Officer
Julie VanOrsdel Daves, MSHS, CCRP	50	Senior Vice President, Clinical Development Operations

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

Lorianne Masuoka, M.D. joined DiaMedica as our Chief Medical Officer in January 2024. Prior to joining DiaMedica, Dr. Masuoka served as the Chief Medical Officer of Epygenix Therapeutics, a clinical-stage pharmaceutical company focused on the development of new drugs for the treatment of intractable, rare genetic epilepsies from May 2022 through December 2023. Prior to Epygenix, Dr. Masuoka served as an independent clinical development consultant for several biopharmaceutical companies and as the Chief Medical officer of Marinus Pharmaceuticals From April 2017 through November 2019. Dr. Masuoka served as the Chief Medical Officer or acting Chief Medical Officer at Invivo Therapeutics, from March 2015 through July 2017, Cubist Pharmaceuticals (now Merck) from July 2013 through January 2015 and Nektar Therapeutics from June 2009 through August 2011. Previously, she held various roles of increasing responsibility at FivePrime Therapeutics (now Amgen) and Chiron (now Novartis). In addition to her executive roles, Dr. Masuoka most recently served as a Board member at Pfenex Inc. (now Ligand) and served as a Board member at Opiant Pharmaceuticals (now Indivior). Dr. Masuoka received her medical degree from the University of California, Davis, where she also completed her residency in neurology. She completed her epilepsy fellowship at Yale University and is board certified by the American Boards of Psychiatry and Neurology.

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

David Wambeke joined DiaMedica as our Chief Business Officer in April 2023. Prior to joining DiaMedica, Mr. Wambeke served as Partner and Managing Director of Investment Banking at Craig-Hallum Capital Group, LLC, a growth focused investment bank. Mr. Wambeke joined Craig-Hallum in May 2007 and was involved in more than one hundred financing and M&A transactions with a focus on the life sciences and biotech industries.  Prior to joining Craig-Hallum, Mr. Wambeke was enlisted in the U.S. Army and served as an artilleryman and military police officer.  During a deployment in Baghdad, Iraq, in support of Operation Iraqi Freedom, Mr. Wambeke was wounded in combat and awarded the Purple Heart.  Mr. Wambeke received a B.S. from the University of Minnesota.

Julie VanOrsdel Daves, MSHS, CCRP joined DiaMedica as our Senior Vice President, Clinical Development Operations in September 2022. Prior to joining DiaMedica, Ms. Daves served as the Vice President and Global Head of Clinical Operations of Sanifit Therapeutics, S.A., a clinical-stage biopharmaceutical company focused on treatments for progressive vascular calcification disorders, from September 2021 through August 2022. Ms. Daves also served as President and Principal Consultant at JVD Pharma Consulting, LLC, a consulting services company specializing in clinical operations and outsourcing, from February 2018 to August 2022. Ms. Daves served as Vice President of Outsourcing and Vendor Management for Edgewise Therapeutics, Inc., a Nasdaq-listed clinical-stage biopharmaceutical company, from May 2021 to August 2021 and served as Edgewise’s Executive Director and Head of Clinical Operations from April 2020 to May 2021. Prior to Edgewise, from February 2018 to April 2020, Ms. Daves served as Senior Director, Clinical Operations & Head of Outsourcing for miRagen Therapeutics, Inc., a development-stage biotechnology company. From February 2016 to February 2018, Ms. Daves served as Global Head and Senior Director of Clinical Vendor Management of Chiltern International Inc., a contract research organization, and from November 2015 to February 2016, she worked as the Director of Clinical Operations. Prior to her time at Chiltern, Ms. Daves worked for Array Biopharma, Inc. as the Director of Clinical Operations & Development Outsourcing from October 2014 to November 2015, as Associate Director of Clinical Outsourcing and Operations from October 2011 to October 2014, and as Clinical Principal Research Manager from January 2011 to October 2011. Ms. Daves worked as a Senior Manager of Clinical Development for BioCryst Pharmaceuticals, Inc. from April 2007 to January 2011, a Study Manager and Senior Clinical Research Associate for Cellgate Pharmaceuticals, Inc., from July 2006 to April 2007, and as a Clinical Project Manager for Inveresk/Charles River Clinical/Kendle from December 2002 to February 2005. Ms. Daves is a certified clinical research professional and received her MSHS in Clinical Research Administration from The George Washington University School of Medicine and Health Sciences and BS in Zoology from North Carolina State University.

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

Below are the material factors known to us that could materially adversely affect our business, operating results, financial condition, prospects or share price. The summary of risk factors is not complete and should be read in conjunction with the more complete and detailed descriptions of risk factors that follow. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, operating results, financial condition, prospects or share price.

Risk Factors Summary

Risks Related to Our ReMEDy2 Trial, Future Clinical Trials and DM199 Product Candidate

●

We have had and may continue to have difficulty engaging clinical trial sites for, or enrolling patients in, the trial or we may experience other clinical testing delays or setbacks, which would delay our ability to obtain regulatory approval for DM199 to treat AIS and commercialize it, or partner with a third party to obtain regulatory approval for or commercialization of DM199 to treat AIS, which would substantially harm our business and prospects.

●

The COVID-19 pandemic adversely impacted hospital and medical facilities, causing, among other things, staffing shortages, which have previously delayed site activations and patient enrollments in our ReMEDy2 trial and could continue to adversely affect the trial.

●

The adaptive design of our ReMEDy2 trial could result in the trial being required to enroll more patients than anticipated, increasing the time and costs to complete the trial, which may require additional funding that may not be available to us on acceptable terms or at all.

●

If our ReMEDy2 trial fails to adequately demonstrate the safety and efficacy of DM199 to treat AIS, we will not be able to obtain the regulatory approvals required to market and commercialize DM199 to treat AIS, which would substantially harm our business and prospects.

●

We may be required to suspend, repeat or terminate our ReMEDy2 trial or future clinical trials if they are deemed not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trial is not well designed.

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

●

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

Risks Related to Our Reliance on Third Parties

●

We rely on third parties to support the planning, execution and/or monitoring of our preclinical and clinical trials, and their failure to perform as required could cause delays in completing our product development and substantially harm to our business.

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

●	We or any future partner will likely face competition from other biotechnology and pharmaceutical companies, many of which have substantially greater resources than us.
●	Our DM199 product candidate may face competition sooner than expected.

Risks Related to Our Common Shares

●	Our common share price has been volatile and may continue to be volatile.
●	We do not have a history of a very active trading market for our common shares.
●	We may issue additional common shares resulting in share ownership dilution.
●	If there are substantial sales of our common shares or the perception that such sales may occur, the market price of our common shares could decline.

Risks Related to Our Jurisdiction of Organization

●	We are governed by the corporate laws of British Columbia, which in some cases have a different effect on shareholders than the corporate laws in effect in the United States.
●

We were classified as a “passive foreign investment company” for 2022 and 2023 and may continue to be in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders and adversely affect the level of interest in our common shares by U.S. investors.

Risks Related to Our ReMEDy2 Trial, Future Clinical Trials and DM199 Product Candidate

We have had and may continue to have difficulty engaging clinical trial sites for, or enrolling patients in, our ReMEDy2 trial or we may experience other clinical testing delays or setbacks, which would delay our ability to obtain regulatory approval for DM199 to treat AIS and commercialize it, or partner with a third party to obtain regulatory approval for or commercialization of DM199 to treat AIS, which would substantially harm our business and prospects.

We have had and may continue to have difficulty engaging clinical trial sites for, and enrolling patients in, the ReMEDy2 trial, which could delay the completion of the trial. Concerns regarding the prior clinically significant hypotension events and circumstances surrounding the clinical hold which was lifted in June 2023 may add to these difficulties. In addition, it is possible that we may experience other clinical testing delays or setbacks, which would further delay the completion of the ReMEDy2 trial. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could not only extend the time period for obtaining regulatory approval of DM199 to treat AIS, but also shorten any periods during which we or a future partner may have the exclusive right to commercialize DM199 to treat AIS or allow our competitors to bring competitive products to market before us, which would impair the ability to successfully commercialize DM199 and may harm our financial condition, results of operations and prospects. The ReMEDy2 trial may be delayed for a number of reasons, including among others:

●	concerns regarding the prior clinically significant hypotension events and circumstances surrounding the clinical hold which was lifted in June 2023;
●	patients choosing to participate in competing clinical trials or not at all;
●	scheduling conflicts with participating clinicians and clinical sites;
●	complexities in setting up and coordinating with sites that are located outside the United States and additional risks involved in a trial that is being conducted, in part, outside the United States;
●

suspension or termination of the ReMEDy2 trial by regulators for any reason, including concerns about patient safety or failure of our contract manufacturers to comply with current Good Manufacturing Practices (cGMP) requirements;

●	any changes to our manufacturing process that may be necessary or desired which affect our ability to produce adequate or timely clinical drug supply;
●	delays or failure to obtain clinical drug supply of DM199 from contract manufacturers necessary to conduct clinical trials;
●	our DM199 product candidate demonstrating a lack of safety or efficacy at the planned interim analysis of the ReMEDy2 trial;
●	patients failing to enroll or complete the ReMEDy2 trial at the rates and within the timelines we expect due to dissatisfaction with the treatment, side effects or other reasons;
●

clinical investigators not performing the ReMEDy2 trial on their anticipated schedule, dropping out of a trial or employing methods not consistent with the clinical trial protocol and regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

●

inspections of our clinical trial sites by regulatory authorities, Institutional Review Boards (IRBs) or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of another clinical hold on the IND for our ReMEDy2 trial; or

●

public health crises, epidemics or pandemics, such as COVID-19, which may adversely impact our ability to engage and activate clinical trial sites, recruit or enroll subjects for our ReMEDy2 trial or any future trial and obtain the requisite staffing for our ReMEDy2 trial or any future trial.

Our product development costs may also increase if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend trial protocols or alter our manufacturing processes to reflect these changes. Amendments typically require us to resubmit our trial protocols to regulatory authorities and IRBs or ethics committees for re-examination, which may impact the cost, timing or successful completion of our ReMEDy2 trial. Delays or increased product development costs or any of these events would likely have a material adverse effect on our business, financial condition, and prospects.

The COVID-19 pandemic adversely impacted hospital and medical facilities, causing, among other things, staffing shortages, which have previously delayed site activations and patient enrollments in our ReMEDy2 trial and could continue to adversely affect the trial.

COVID-19 has had, and may continue to have, a severe effect on the clinical trials of many drug candidates, including our ReMEDy2 trial. Prior to the clinical hold of our ReMEDy2 trial, we experienced challenges with engaging and activating clinical trial sites. We believe this was due primarily to clinical staff shortages resulting from layoffs and employee burnout, the reallocation of clinical nurses to COVID-19 care, particularly during surges in COVID-19 cases, a loss of study coordinators resulting from budget constraints and COVID-19 vaccination requirements. Hospital study sites have been especially impacted by these factors. Additionally, prior to the clinical hold of our ReMEDy2 trial, we experienced slower than expected enrollments in the trial due to these factors and patient concerns related to visiting clinical trial sites or being visited by clinical study nurses. In an effort to mitigate the impact of these factors, we have worked with our contract research organization to develop alternative procedures to support study sites and potential participants as needed. We intend to continue to monitor the results of these efforts or implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial. It is also possible that these efforts may draw our employees away from their core responsibilities and create additional expenses, which may adversely affect our business and results of operations. Note however that these efforts may not be effective if patients are unwilling to enroll in our ReMEDy2 trial. We anticipate that COVID-19, and variants of COVID-19, will likely continue to adversely affect our ability to initiate new clinical trial sites and recruit or enroll subjects, and we cannot provide any assurance that we will be able to resolve these issues. Although the severity of the COVID-19 virus has decreased significantly during the past two years, the extent to which COVID-19 may impact our ReMEDy2 trial will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants, the duration and severity of each variant, and the effectiveness of actions to contain, treat and prevent COVID-19, including the availability, effectiveness and acceptance of vaccines and vaccine booster shots. The resurgence of COVID-19 caused by any new variants in the future or another pandemic could cause us to experience continued and/or additional disruptions that could severely impact our ReMEDy2 trial, as well as our business.

The adaptive design of our ReMEDy2 trial could result in the trial being required to enroll more patients than anticipated, increasing the time and costs to complete the trial, which may require additional funding that may not be available to us on favorable terms or at all.

Our ReMEDy2 trial is currently targeted to enroll approximately 350 patients at up to 100 sites globally. However, with the trial’s adaptive design, it is possible that the number of patients required to complete the trial may increase significantly. If we are required to enroll more patients than currently anticipated, it will increase the time and costs to complete the trial, which may result in a need for additional funding that may not be available to us on acceptable terms, or at all.

If our ReMEDy2 trial fails to adequately demonstrate the safety and efficacy of DM199 to treat AIS, we will not be able to obtain the regulatory approvals required to market and commercialize the product, which would substantially harm our business and prospects.

Before obtaining marketing approval from regulatory authorities for the sale of DM199 to treat AIS, we must demonstrate the safety and efficacy of DM199 to treat AIS to a level acceptable to the FDA or similar regulatory bodies other jurisdictions. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical trials and early clinical trials may not predict the success of later clinical trials, and the interim results of ReMEDy2 may not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, including the emergence of undesirable side effects, notwithstanding promising results in earlier trials. We do not know whether our ReMEDy2 trial by itself will demonstrate adequate efficacy and safety to support regulatory approvals to market DM199 to treat AIS in the United States, or in any jurisdiction, or that a second confirmatory trial will be required. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. In addition, the patient populations in our current clinical trial for DM199, and anticipated future clinical trials for DM199, often have co-morbidities that may cause severe illness or death, which may be attributed to DM199 in a manner that negatively affects the safety profile of our DM199 product candidate. If the results of our ReMEDy2 trial are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance or if there are unanticipated safety concerns or adverse events that emerge during the ReMEDy2 trial or other clinical trials, such as the events that caused the FDA to place the prior clinical hold on the IND for our ReMEDy2 trial, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales of DM199 for the treatment of AIS may be limited.

We may be required to suspend, repeat or terminate our ReMEDy2 trial or other clinical trials if they are deemed not conducted in accordance with regulatory requirements, the results are negative or inconclusive or the trial is not well designed.

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practice (cGCP) requirements, or analogous requirements of applicable foreign regulatory authorities, and designed to provide statistically significant evidence predictive of patient benefit. Clinical trials are subject to oversight by the FDA, other foreign governmental agencies and IRBs or ethics committees at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable cGMP. Clinical trials may be suspended by us or by the FDA, other foreign regulatory authorities or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

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

We are highly dependent on the success of DM199 and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate. To date, we have expended significant time, resources and effort on the development of DM199, including conducting preclinical and clinical trials, for the treatment of AIS and CRD. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by ourselves and any potential partner or collaborator to continue to conduct the clinical trials for DM199 will be required to obtain required regulatory approvals and successfully commercialize this product candidate. Although we intend to study the use of DM199 to treat multiple diseases, we have no other product candidates in our current clinical development pipeline, with the exception of our new product candidate, DM300, which is in the early, preclinical stage of development and is intended to treat other inflammatory diseases, such as acute pancreatitis. Our ability to generate revenue from product sales and to achieve commercial success with DM199 will depend almost entirely on our ability to demonstrate sufficient safety and efficacy to obtain regulatory approval for DM199. We may fail to complete required clinical trials successfully and not be able to obtain regulatory approvals or commercialize DM199. Competitors may develop alternative products and methodologies to treat the diseases or indications that we are pursuing, thus reducing or eliminating the anticipated competitive advantages of DM199. We do not know whether any of our product development efforts will prove to be effective, meet applicable regulatory standards required to obtain the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be successfully marketed. DM199 is not expected to be commercially viable for at least three or four years. In addition, although the only significant adverse events that have occurred to date in our clinical trials have been three unexpected instances of transient, clinically significant, hypotension (low blood pressure), it is possible that DM199 may be observed to cause undesirable side effects. Results of early preclinical and clinical research may not be indicative of the results that will be obtained in later stages of clinical research. If regulatory authorities do not approve DM199 for the treatment of AIS or any other indications, or if we fail to maintain regulatory compliance, we would be unable to commercialize DM199 and our business and results of operations would be harmed. If we do succeed in developing viable products from DM199, we will face many potential future obstacles, such as the need to develop or obtain manufacturing, sales and marketing and distribution capabilities.

The clinical success and commercial potential of our DM199 product candidate will depend on a number of factors, many of which are beyond our control.

The clinical success and commercial potential of our DM199 product candidate to treat AIS or any other indication will depend on a number of factors, many of which are beyond our control, including, among others:

●

the timely initiation, continuation and completion of clinical trials, including our Phase 2/3 ReMEDy2 trial and future clinical trials for DM199, which will depend substantially upon requirements for such trials imposed by the FDA and other regulatory agencies and bodies;

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

In addition, because the plastic bags we use in the IV administration of DM199 are made of PVC, certain countries have banned or limited the use of PVC in a manner that, unless we are able to find an alternative, may limit the salability of DM199 in certain countries, thereby decreasing our worldwide market opportunity. No assurance can be provided that we will ever be able to achieve profitability through the sale of, or royalties from, our DM199 product candidate. If we or any future partners or collaborators are not successful in obtaining approval for and commercializing DM199, or are delayed in completing those efforts, our business and operations would be substantially harmed.

Risks Related to Our Financial Position and Need for Additional Capital

Since we currently have no revenue from product sales and do not expect any revenue from product sales for at least three or four years, we will need additional funding to continue our clinical development activities and other operations, which may not be available to us on acceptable terms, or at all.

We expect we will need substantial additional capital to further our R&D activities, planned clinical trials and regulatory activities and to otherwise develop our DM199 product candidate to a point where it may be commercially sold. We expect our current cash resources of $52.9 million in cash, cash equivalents and marketable securities as of December 31, 2023 to be sufficient to allow us to continue our Phase 2/3 trial in patients with AIS and to otherwise fund our planned operations for at least the next 12 months from the date of issuance of the financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including, among others:

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

We may require significant additional funds earlier than we currently expect, and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if circumstances or market conditions for raising additional capital are favorable.

Since our inception, we have financed our operations primarily from public and private sales of equity securities, the exercise of warrants and stock options, interest income on funds available for investment and government grants and tax incentives. We expect to continue this practice for the foreseeable future. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if we experience additional adverse events, if our clinical data is not positive, or economic and market conditions deteriorate.

Although we previously have been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. It is possible that financing will not be available or, if available, may not be on favorable terms. The availability of financing could be affected by many factors, including, among others:

●	the results of our clinical trials and other scientific and clinical research;
●	our ability to obtain regulatory approvals;
●	market acceptance of DM199 or any future product candidates;
●	the state of the capital markets generally with particular reference to pharmaceutical, biotechnology and medical companies;
●	various events outside our control, including without limitation geopolitical events, such as the current war between Russia and Ukraine and the conflict between Israel and Hamas;
●	the status of strategic alliance agreements; and
●	other relevant commercial considerations.

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

We are a clinical stage biopharmaceutical company focused on the development of our DM199 product candidate. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront financial expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. Additionally, there has been a general decline in the biotech sector since February 2021, which has further increased the risks associated with investment in biopharmaceutical product development. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and do not expect to generate any revenue from the sale of products for at least three or four years. We have incurred significant R&D and other administrative expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended December 31, 2023 and 2022, we incurred a net loss of $19.4 million and $13.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $115.6 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. We expect to continue to incur substantial operating losses as we continue our R&D activities, planned clinical trials, including our Phase 2/3 ReMEDy2 trial, regulatory activities and other administrative expenses and to support the development of DM199 or any future product candidate to a point where it can be out-licensed or receives required regulatory approvals and may be commercially sold and we begin to recognize future product sales, or receive royalty payments, licensing fees and/or milestone payments sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as we continue development of DM199 and the clinical trials required to seek regulatory approval for DM199, or any future product candidate. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Our failure to become and remain profitable may depress the market price of our common shares and could impair our ability to raise capital, continue to develop DM199, or any future product candidate, expand our business and product offerings or continue our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Adverse developments with respect to the stability of financial institutions we do business with, or unstable banking, credit and/or capital market conditions generally, or the perception thereof, could adversely affect our ability to access our cash on deposit with financial institutions, obtain additional financing, or meet our liquidity requirements.

Potential future disruptions in access to bank deposits or lending commitments due to bank failure, could materially and adversely affect our liquidity, our business, financial condition and stock price. The early 2023 closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the depositors at these financial institutions have continued to have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. Although we did not have deposits at Silicon Valley Bank, Signature Bank or First Republic Bank, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. In addition, the ability of our suppliers, vendors, and others in which we do business to access their cash and cash equivalents and investments or to obtain any necessary financing to continue their respective businesses could be threatened, which in turn, could harm our business.

Risks Related to Governmental and Regulatory Compliance and Approvals

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or any future partner or collaborator from obtaining approvals for the commercialization of DM199 or any future product candidate.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Our DM199 or any future product candidate, and the activities associated with their development and commercialization, including design, research, testing, manufacture, quality control, recordkeeping, labeling, packaging, storage, advertising, promotion, sale, distribution, import, export and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA, the EMA and other similar foreign regulatory agencies. Failure to obtain marketing approval for DM199 or any future product candidate will prevent us or any future partner or collaborator from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on a future partner, collaborator or third-parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, EMA or other regulatory authorities may determine that DM199 or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit its commercial use. One issue of which we are aware is that because the plastic bags we use in the IV administration of DM199 are made of PVC, certain countries have banned or limited the use of PVC in a manner that may limit our ability to conduct the trails in such countries, or in the future in the event we are able to obtain required regulatory approvals, may limit the salability of DM199 in certain countries, thereby decreasing our worldwide market opportunity. Additionally, the regulatory approval process and requirements can change substantially based on amendments to federal regulations, new or amended FDA guidance documents governing the regulatory approval process, and even changes in FDA approval priorities based on the government administration as was recently seen in response to the COVID-19 pandemic. As a result, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Our or any future partner’s inability to obtain regulatory approval for DM199 or any future product candidate, or if such approval is limited, could substantially harm our business.

Any product candidate for which we or any future partner or collaborator obtains marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with the product candidate.

The FDA and other federal and state agencies, including the U.S. Department of Justice (DOJ), closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, , sales and marketing activities, transparency laws, and reimbursement obligations, which restrictions can change substantially based on new and/or amended government interpretations of regulatory priorities, new and/or amended federal regulations, and other external forces. If we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the False Claims Act, the Anti-Kickback Statute, the Sunshine Act and other federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

We may be unable to obtain FDA acceptance of INDs to commence future clinical trials in the United States or on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner.

Prior to commencing additional clinical trials in the United States for DM199 or any future product candidate, we will be required to have an accepted IND for each product candidate and for each targeted indication. In April 2021, we filed, and in May 2021, the FDA accepted, an IND for the Phase 2/3 ReMEDy2 trial in patients with AIS. However, in July 2022, the FDA imposed a clinical hold on the IND under which we are conducting our Phase 2/3 ReMEDy2 trial, which clinical hold was subsequently lifted in June 2023. A submission of an IND may not necessarily result in the FDA allowing further clinical trials to begin and, once begun, issues, such as clinical holds, may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. Failure to obtain acceptance of any future INDs may cause the development of DM199 or any future product candidate to be delayed or terminated, which could materially and adversely affect our business and prospects.

We have received Fast Track designation for DM199 for the treatment of AIS, and we may seek such designation for other uses of DM199 or future product candidates. Fast Track designation may not lead to faster development or a faster FDA review or approval process, and it does not increase the likelihood that DM199 will receive marketing approval in the United States. Further, there is no guarantee we will be able to maintain such designation.

In September 2021, we received Fast Track designation from the FDA for DM199 for the treatment of AIS where tPA and/or mechanical thrombectomy are not indicated or medically appropriate. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need. The FDA provides opportunities for more frequent interactions with the review team for a Fast Track product, including pre-IND meetings, end-of-phase 1 meetings and end-of-phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.

However, Fast Track designation for DM199 may not result in a faster development process or a faster review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. Any delay in the review process or in the approval of DM199 will delay revenue from potential sales and will increase the capital necessary to fund our development programs and operations. In addition, the FDA may rescind the Fast Track designation for DM199 if the FDA later determines that DM199 no longer meets the qualifying criteria for Fast Track designation.

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

Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, the Affordable Care Act (“ACA”) enacted in the United States in 2010, and principally taking effect in 2014, included measures to change health care delivery, decrease the number of individuals without insurance, ensure access to certain basic health care services and contain the rising cost of care. This healthcare reform movement, including the enactment of the ACA, has significantly changed health care financing by both governmental and private insurers in the United States. With respect to pharmaceutical manufacturers, the ACA increased the number of individuals with access to health care coverage, including prescription drug coverage, but it simultaneously imposed, among other things, increased liability for rebates and discounts owed to certain entities and government health care programs, fees for the manufacture or importation of certain branded drugs and transparency reporting requirements under the Physician Payments Sunshine Act. In addition to the ACA, other federal health reform measures have been proposed and adopted in the United States. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we may receive for any product, if approved. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

The U.S. federal government has prioritized and will likely continue to prioritize policies targeting reducing drug prices and healthcare spending and are committed to lowering spending in federal government programs. The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, includes provisions aimed at lowering prescription drug costs for Medicare patients and reducing the federal government’s spending on prescription drugs by requiring certain prescription drug prices to be negotiated directly with the government, certain rebates to be paid by prescription drug companies, and certain spending caps to be implemented, among other measures. The implementation of cost containment measures or other healthcare reforms may prevent us or a future partner from being able to generate sufficient revenue, attain profitability or even commercialize at all DM199 or any future product candidate.

Future legislation in the United States, Europe or other countries, and/or regulations and policies adopted by the FDA, the EMA or comparable regulatory authorities, may increase the time and cost required for us or any future partners or collaborators to conduct and complete clinical trials of our current or any future product candidates.

The FDA and the European Medicines Agency (EMA) have each established regulations to govern the drug product development and approval process, as have other foreign regulatory authorities. The policies of the FDA, the EMA and other regulatory authorities may change. For example, in December 2016, the 21st Century Cures Act (Cures Act) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but not all of its provisions have yet been implemented. Additionally, the EMA issued Annex 1: the Manufacture of Sterile Medicinal Products which was effective August 15, 2023, intended to update standards to reflect change in regulatory and manufacturing environments and to remove ambiguity and inconsistencies in regulations governing the manufacture of sterile medicinal products.. We cannot predict what if any effect the Cures Act, Annex 1 or any existing or future guidance from the FDA, EMA or other regulatory authorities will have on the development of DM199 or any future product candidate.

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

Completion of our clinical trials and commercialization of our DM199 product candidate and any future product candidate require access to, or development of, facilities to manufacture our product candidates at sufficient yields and, ultimately, assuming approval, at commercial scale. Clinical and commercial drug product must be produced under applicable cGMP regulations. Failure of our CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We rely on CMOs for manufacturing, filling, labeling, packaging, storing and shipping DM199 in compliance with applicable cGMP regulations. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations.

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
●

natural disasters, cyberattacks, which could subject us to an increased regulatory burden and increased costs of compliance, or other force majeure events that affect CDMO facilities and possibly limit production or cause loss of product inventory.

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

In the future, we intend to seek to collaborate with pharmaceutical and biotechnology companies for the development and/or commercialization of DM199. We face significant competition in seeking appropriate collaborators or partners. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s or partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s or partner’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators or partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of and/or seek alternative means to commercialize our DM199 product candidate resulting in, among other things, reducing or delaying our development program, delaying our potential development schedule or reducing the scope of research activities. If we fail to enter into one or more collaborations and do not have sufficient funds or expertise to undertake the necessary development or commercialization activities, we may not be able to continue or further develop DM199 and our business may be materially and adversely affected.

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

We are a party to a license agreement relating to an expression system and cell line for use in the production of DM199 and DM300. We may need to obtain additional licenses from others to advance our R&D activities or allow the commercialization of DM199 or any other product candidates we may identify and pursue. Future license agreements may impose various development, diligence, commercialization and other obligations on us. If any of our current or future in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain access to technologies that are material to our business, and we may be required to cease our development and commercialization of DM199 or other product candidates that we may identify or to seek alternative manufacturing methods. However, suitable alternatives may not be available or the development of suitable alternatives may result in a significant delay in our commercialization of DM199. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

In addition, the agreements under which we currently license intellectual property or technology from a third party are complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have in-licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

To the extent that development, manufacturing and testing of our product candidates is performed by third party contractors, such work is performed pursuant to fee for service contracts. Under the contracts, all intellectual property, technology know-how and trade secrets related to our product candidate arising under such agreements are our exclusive property and must be kept confidential by the contractors. It is not possible for us to be certain that we have obtained from the contractors all necessary rights to such technologies. Disputes may arise as to the scope of the contract or possible breach of contract. No assurance can be given that our contracts will be enforceable or would be upheld by a court.

The patent positions of pharmaceutical and biotechnology firms, ourselves included, are uncertain and involve complex questions of law and fact for which important legal issues remain unresolved. Therefore, it is not clear whether our pending patent applications will result in the issuance of patents with commercially meaningful protections or at all, or whether we will develop additional proprietary products which are patentable. Part of our strategy is based on our ability to secure a patent position to protect our technology. There is no assurance that we will be successful in this approach and failure to secure adequate patent protection may have a material adverse effect upon us and our financial condition. Also, we may fail in our attempt to commercialize products using currently patented or licensed technology without having to license additional patents. Moreover, it is not clear whether the patents issued or to be issued will provide us with any competitive advantages or if any such patents will be the target of challenges by third parties, whether the patents of others will interfere with our ability to market our products, or whether third parties will circumvent our patents by means of alternate processes. Furthermore, it is possible for others to develop products that have the same effect as our product candidates or technologies on an independent basis or to design around technologies patented by us. Patent applications relating to or affecting our business may have been filed by pharmaceutical or biotechnology companies or academic institutions. Such applications may conflict with our technologies or patent applications and such conflict could reduce the scope of patent protection that we could otherwise obtain or even lead to the rejection of our patent applications. There is no assurance that we can enter into licensing arrangements on commercially reasonable terms or develop or obtain alternative technology in respect of patents issued to third parties that incidentally cover our products or production technologies. Any inability to secure licenses or alternative technology could result in delays in the introduction of some of our product candidates or even lead to us being prevented from pursuing the development, manufacture or sale of certain products. Moreover, we could potentially incur substantial legal costs in defending legal actions that allege patent infringement, or by initiating patent infringement suits against others. It is not possible for us to be certain that we are the creator of inventions covered by pending patent applications or that we were the first to invent or file patent applications for any such inventions. While we have used commercially reasonable efforts to obtain assignments of intellectual property from all individuals who may have created materials on our behalf (including with respect to inventions covered by our patents and pending patent applications), it is not possible for us to be certain that we have obtained all necessary rights to such materials. No assurance can be given that our patents, or patent applications if issued, would be upheld by a court, or that a competitor’s technology or product would be found to infringe on our patents. Moreover, much of our technology know-how that is not patentable may constitute trade secrets. Therefore, we require our employees, consultants, advisors and collaborators to enter into confidentiality agreements either as stand-alone agreements or as part of their employment or consulting contracts. However, no assurance can be given that such agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of confidential information. Also, while we have used commercially reasonable efforts to obtain executed copies of such agreements from all employees, consultants, advisors and collaborators, no assurance can be given that executed copies of all such agreements have been obtained.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time consuming, and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or any licensors’ or collaborators’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, the U.S. Patent and Trademark Office (USPTO) and the European Patent Office (EPO), the laws and regulations governing patents could change in unpredictable ways that would weaken our or any licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents we or any licensors or collaborators may obtain in the future. Changes in either the patent laws or interpretation of the patent laws in the United States or other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

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

As we advance our DM199 product candidate through clinical trials, or develop any future product candidates, we expect to increase our product development, scientific, clinical, regulatory and compliance and administrative headcount to manage these programs. In furtherance of these efforts, we recently hired a new Chief Medical Officer and hired a Chief Business Officer during 2023. In addition, to continue to meet our obligations as a U.S. public reporting company, we will likely need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

Even if DM199 or any future product candidate is successfully developed and receives regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payers, such as private insurers or governments and other funding parties. The degree of market acceptance for DM199 or any product candidate we develop will depend on a number of factors including, among others:

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

Our common shares trade on The Nasdaq Capital Market under the trading symbol “DMAC.” During 2023, the sale price of our common shares ranged from $1.27 to $4.75 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy or in the financial markets, industry related developments, such as a general decline in the biotech sector, and the impact of material events and changes in our operations, such as our clinical results including the prior clinical hold on the IND for our ReMEDy2 trial, operating results and financial condition. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

We do not have a history of a very active trading market for our common shares.

During 2023, the daily trading volume of our common shares ranged from 4,700 shares to 905,600 shares. Although we anticipate a more active trading market for our common shares in the future, we can give no assurance that a more active trading market will develop or be sustained. If we do not have an active trading market for our common shares, it may be difficult for you to sell our common shares at a favorable price or at all.

We may issue additional common shares resulting in share ownership dilution.

Future dilution will likely occur due to anticipated future equity issuances by us. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. In addition, as of December 31, 2023, we had outstanding options to purchase 3,423,103 common shares, deferred stock units representing 196,572 common shares and 927,215 common shares reserved for future issuance in connection with future grants under the DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan and options to purchase 447,910 common shares and deferred stock units representing 17,333 common shares under our prior equity compensation plan. If these or any future outstanding options or deferred stock units are exercised or otherwise converted into our common shares, our shareholders will experience additional dilution.

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

We are a “smaller reporting company,” and because we have opted to use the reduced disclosure requirements available to us, certain investors may find investing in our common shares less attractive.

We are currently a “smaller reporting company” under the federal securities laws and, as such, are subject to scaled disclosure requirements afforded to such companies. For example, as a smaller reporting company, we are subject to reduced executive compensation disclosure requirements. Our shareholders and investors may find our common shares less attractive as a result of our status as a “smaller reporting company” and our reliance on the reduced disclosure requirements afforded to these companies. If some of our shareholders or investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

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

We were classified as a “passive foreign investment company” in 2022 and 2023 and may continue to be in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders and adversely affect the level of interest in our common shares by U.S. investors.

General Rule. For any taxable year in which 75% or more of our gross income is passive income, or at least 50% of the value of our assets (where the value of our total assets is determined based upon the market value of our common shares at the end of each quarter or other measuring period) are held for the production of, or produce, passive income, we would be characterized as a passive foreign investment company (PFIC) for U.S. federal income tax purposes. The percentage of a corporation’s assets that produce or are held for the production of passive income generally is determined based upon the average ratio of passive assets to total assets calculated at the end of each measuring period. Calculation of the value of assets at the end of each measuring period is generally made at the end of each of the four quarters that make up the company’s taxable year, unless an election is made to use an alternative measuring period (such as a week or month). The “weighted average” of those periodic values is then used to determine the value of assets for the passive asset test for the taxable year. In proposed regulations section 1.1297-1(d)(2), a limited exception to the passive asset test valuation rules is provided for the treatment of working capital in order to take into account the short-term cash needs of operating companies. This new rule provides that an amount of cash held in a non-interest bearing account that is held for the present needs of an active trade or business and is no greater than the amount reasonably expected to cover 90 days of operating expenses incurred in the ordinary course of the trade or business of the foreign corporation (for example, accounts payable for ordinary operating expenses or employee compensation) is not treated as a passive asset. The Treasury Department and the IRS indicated that they continue to study the appropriate treatment of working capital for purposes of the passive asset test.

PFIC Status Determination. The tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income. Based on these tests (i) we believe that we were a PFIC for the taxable year ended December 31, 2016, (ii) we do not believe that we were a PFIC for any of the taxable years ended December 31, 2017 through December 31, 2021, and (iii) we believe that we were a PFIC for the taxable years ended December 31, 2022 and December 31, 2023. Our status as a PFIC is a fact-intensive determination made for each taxable year, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2024 or for future taxable years. U.S. shareholders who own our common shares for any period during which we are a PFIC (which we believe would currently only be those shareholders that held our common shares in the taxable year ended December 31, 2016, December 31, 2022 or December 31, 2023) will be required to file IRS Form 8621 for each tax year during which they hold our common shares, unless, after we are no longer a PFIC, any such shareholder makes the “purging election” discussed below.

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

From time to time, we may announce the timing of certain events we expect to occur, such as the anticipated number of clinical sites and pace of enrollment for our ReMEDy2 trial. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ significantly from what has been publicly disclosed. The projected timing of events such as the anticipated number of clinical sites and pace of enrollment for our ReMEDy2 trial or the filing of an application to obtain regulatory approval or an announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing or events that we anticipate may occur as a result of different factors, including regulatory actions, the nature of the results obtained during a clinical trial or during a research phase, problems with a CMO or contract research organization, health crises, epidemics or pandemics, full or partial clinical holds that may be imposed by the FDA or any other event having the effect of delaying the publicly announced timeline or leading to results that are different from what we expect. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones or changes in other events of which we anticipate could have a material adverse effect on our business plan, financial condition or operating results, and the trading price of our common shares.

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

We, or our third-party contract research organizations or consultants, may be subject to information technology systems failures, network disruptions, breaches in data security and computer crime and cyber-attacks, which could result in a material disruption of our product candidates' development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party consultants who have access to our confidential information.

Information technology system failures, network disruptions, breaches of data security and sophisticated and targeted computer crime and cyber-attacks could disrupt our operations by impeding our drug development programs, including delays in our regulatory efforts, the manufacture or shipment of products, the processing of transactions or reporting of financial results, or by causing an unintentional disclosure of confidential information. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In the ordinary course of our business, we collect and store sensitive data on our network, including IP, proprietary business information, and personal information of our business partners and employees. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. Although we have been the target of cyber attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication, the aggregate impact of these attacks on our operations and financial condition has not been material to date. In addition, we and the third parties on which we rely may be more susceptible to security breaches and other security incidents due to many of our and their employees working remotely for some portion of time. While management has taken steps to address these concerns by conducting employee training, implementing certain data and system redundancy, hardening and fail-over along with other network security, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and other internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.

We could be subject to securities class action litigation, which is expensive and could divert management attention.

In the past, securities class action litigation has often been brought against a company following a significant decline or increase in the market price of its securities or certain significant business transactions. We may become involved in this type of litigation in the future, especially if our clinical trial results are not successful or we enter into an agreement for a significant business transaction. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and our resources, which could harm our business. This is particularly true in light of our limited securities litigation insurance coverage.

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
●

business interruptions resulting from natural disasters or geopolitical actions, including war, such as the current war between Russia and Ukraine and the conflict between Israel and Hamas, and terrorism or systems failure, including cybersecurity breaches; and

●	compliance with evolving and expansive international data privacy laws, such as the European Union General Data Protection Regulation.

We face the risk of product liability claims, which could exceed our insurance coverage, deplete our cash resources and lead to clinical trial delays.

A risk of product liability claims, and related negative publicity, is inherent in the development of human therapeutics. We are exposed to the risk of product liability claims alleging that use of DM199, or any future product candidate, caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of a product candidate and may be made directly by patients involved in clinical trials of our product candidate, by consumers, healthcare providers or by individuals, organizations or companies selling our products, if and when approved. Product liability claims can be expensive to defend, even if the product or product candidate did not actually cause the alleged injury or harm, and could lead to clinical trial delays and could negatively impact existing or future collaborations.

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

We hold a number of insurance policies, including, but not limited to, product and general liability insurance, directors’ and officers’ liability insurance, property insurance and workers’ compensation insurance. The costs of maintaining adequate insurance coverage, most notably directors’ and officers’ liability insurance, have increased significantly during the last few years and may continue to do so in the future, thereby adversely affecting our operating results. If such costs increase, we may be forced to accept lower coverage levels and higher deductibles, which, in the event of a claim, could require significant, unplanned expenditures of cash, which could adversely affect our business. Future potential directors and officers could view our directors’ and officers’ liability insurance coverage as limited or even inadequate. Limited directors’ and officers’ liability insurance coverage, or the perception that our directors’ and officers’ liability insurance coverage is inadequate, may make it difficult to attract and retain directors and officers, and we may lose potential independent board members and management candidates to other companies that have more extensive directors’ and officers’ liability insurance coverage. In addition, if any of our current insurance coverages should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

Scrutiny and evolving expectations from regulators, investors and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

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

We no longer qualify as an emerging growth company, and as a result, we now have to comply with increased public company disclosure and compliance requirements, which may have a negative impact on our business and results of operations.

We no longer qualify as an emerging growth company. As such, we are now subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. While we remain a smaller reporting company and are still subject to certain scaled disclosure requirements, we expect that the loss of emerging growth company status may still increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements, all of which may have a negative impact on our business and results of operations.

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

Item 1B.	Unresolved Staff Comments

This Item 1B is inapplicable to us as a smaller reporting company.

Item 1C.	Cybersecurity

Cybersecurity, data privacy, and data protection are critical to our business. In the ordinary course of our business, we collect and store certain confidential information such as information about our employees, contractors, vendors, suppliers, and clinical data. We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

Risk Management and Strategy

As of December 31, 2023, we have implemented cybersecurity and data protection policies and procedures for assessing, identifying, and managing cybersecurity threats. We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, or reputation. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers, thereby safeguarding our integrated operations. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control systems. Our employees receive ongoing cybersecurity awareness trainings, including specific topics related to social engineering and email frauds. We use information technology consultants with significant expertise in cybersecurity related to our industry. We utilize advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our IT general controls are firmly established based on recognized industry standards and cover areas such as risk management, data backup, and disaster recovery. We have utilized an outsourced IT services vendor to reduce and monitor security threats and vulnerabilities and respond to all cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior business leadership and our Board of Directors.

Governance

Our Board of Directors is responsible for overseeing our cyber security risk management and strategy, including overseeing management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our IT systems, processes and data. Our senior leadership, including our Chief Executive Officer and Chief Financial Officer, regularly meet with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents, if any, and related responses, cybersecurity systems testing, and activities of third parties.

Management has implemented risk management policies and procedures, and management is responsible for the day-to-day cybersecurity risk management. Our Chief Financial Officer is responsible for the day-to-day assessment and management of our cybersecurity risks.

Cybersecurity Threat Disclosure

To date, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our Company’s business strategy, results of operations or financial condition.

For further discussion of cybersecurity risks, please see Item 1A, "Risk Factors".

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

Litigation with Pharmaceutical Research Associates Group B.V.

In March 2013, we entered into a clinical research agreement with Pharmaceutical Research Associates Group B.V., acquired by ICON plc as of July 1, 2021, (PRA Netherlands) to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical study site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands necessary to generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York. The complaint alleged, among other things, that PRA Netherlands failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical studies and that PRA Netherlands further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint sought to compel PRA Netherlands to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages.

After several procedural stages, we ceased action against PRA Netherlands in the United States and commenced an action in a Dutch Court, which was subsequently moved to the Netherlands Commercial Court (NCC), which specializes in handling international commercial disputes. On November 23, 2022, we filed a petition requesting leave for a prejudgment attachment of all relevant documents in possession of PRA Netherlands, which was granted on November 28, 2022, by the District Court of Northern Netherlands. A representative of the District Court served PRA Netherlands with the prejudgment attachment on or about December 7 and 8, 2022. The case was formally introduced to the NCC on December 28, 2022 and a hearing by the NCC to determine whether we are entitled to take possession of the records seized was scheduled and held on March 16, 2023. On April 21, 2023, the NCC issued a judgment affirming our ownership of the documents related to the clinical studies performed by PRA Netherlands and seized by the Dutch courts in December 2022. The NCC further ordered PRA Netherlands to allow and tolerate the surrender of the documents. Additionally, the NCC found that we were not in breach of any obligation under the clinical study agreement and PRA Netherlands had no basis to suspend the fulfillment of its obligations under the clinical study agreement to provide us all clinical data and access to perform an audit of the study. On June 15, 2023, PRA Netherlands filed an appeal of this decision and requested a hearing with the NCC. The hearing of this case was conducted on December 7, 2023. On February 7, 2024, the NCC issued a judgement in which they found that, although all data related to the study is the rightful property of DiaMedica, they found that there was an insufficient causal link between PRA Netherlands withholding study data and the damages claimed by us.  We have 90 days, or until approximately May 7, 2024, to file an appeal of the decision. We are currently evaluating our options.

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

Number of Record Holders

As of March 15, 2024, we had 25 holders of record of our common shares. This does not include persons whose common shares are in nominee or “street name” accounts through brokers or other nominees.

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

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our company during the fourth quarter ended December 31, 2023.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our company during the fourth quarter ended December 31, 2023.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is, as of March 15, 2024, a summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (Tax Act) generally applicable to a holder of our common shares who, for purposes of the Tax Act and at all relevant times, is neither resident in Canada nor deemed to be resident in Canada for purposes of the Tax Act and any applicable income tax treaty or convention, and who does not use or hold (and is not deemed to use or hold) common shares in the course of carrying on a business in Canada, deals at arm’s length with us, is not affiliated with us, is not a “specified shareholder” of us (within the meaning of subsection 18(5) of the Tax Act) and holds our common shares as capital property (Holder). A “specified shareholder” for these purposes generally includes a person who (either alone or together with persons with whom that person is not dealing at arm’s length for the purposes of the Tax Act) owns or has the right to acquire or control 25% or more of the common shares determined on a votes or fair market value basis. Generally, common shares will be considered to be capital property to a Holder thereof provided that the Holder does not hold common shares in the course of carrying on a business and such Holder has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

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

PFIC Status Determination. Although the tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income, based on those tests: (i) we believe that we were a PFIC for the taxable year ended December 31, 2016, and (ii) we do not believe that we were a PFIC for any of the taxable years ended December 31, 2017 through December 31, 2021, and (iii) we believe that we were a PFIC for the taxable year ended December 31, 2023. Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2023 or for subsequent taxable years. U.S. Holders who own our common shares for any period during which we are a PFIC will be required to file IRS Form 8621 for each tax year during which they hold our common shares. No opinion of legal counsel or ruling from the IRS concerning our status as a PFIC has been obtained or is currently planned to be requested. However, the determination of our PFIC status is made annually after the close of each taxable year and it is difficult to predict before such determination whether we will be a PFIC for any given taxable year. Even if we determine that we are not a PFIC after the close of a taxable year, there can be no assurance that the IRS will agree with our conclusion. No assurance can be provided regarding our PFIC status, and neither we nor our United States counsel expresses any opinion with respect to our PFIC status.

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

Information Reporting with Respect to Foreign Financial Assets

U.S. individuals that own “specified foreign financial assets” (as defined in Section 6038D of the Code) with an aggregate fair market value exceeding certain threshold amounts generally are required to file an information report on IRS Form 8938 with respect to such assets with their tax returns. Significant penalties may apply to persons who fail to comply with these rules. Specified foreign financial assets include not only financial accounts maintained in foreign financial institutions, but also any stock or security issued by a non-U.S. person, such as our common shares, unless held in accounts maintained by certain financial institutions. Upon the issuance of future U.S. Treasury regulations, these information reporting requirements may apply to certain U.S. entities that own specified foreign financial assets. The failure to report information required under the current regulations could result in substantial penalties and in the extension of the statute of limitations with respect to federal income tax returns filed by a U.S. Holder. U.S. Holders should consult their own tax advisors regarding the possible implications of these U.S. Treasury regulations for an investment in our common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the years ended December 31, 2023 and 2022.

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

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. Our lead candidate DM199 is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia, with human urinary KLK1, for the treatment of acute ischemic stroke and porcine KLK1 for the treatment of cardio renal disease, including hypertension. We have also produced a potential novel treatment for severe inflammatory diseases, DM300, which is currently in the early preclinical stage of development. Our long-term goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of acute ischemic stroke (AIS) and cardio renal disease (CRD). We plan to advance DM199, our lead drug candidate, through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CRD.

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

Our product development pipeline is as follows:

AIS Phase 2/3 ReMEDy2 Trial

We are currently conducting our ReMEDy2 clinical trial of DM199 for the treatment of AIS. ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 350 patients at up to 100 sites globally. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients treated with tissue plasminogen activator (tPA), a thrombolytic agent intended to dissolve blood clots, and those with large vessel occlusions. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA and/or mechanical thrombectomy. The primary endpoint of the ReMEDy2 trial is physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90, specifically recovering to an mRS score of 0-1 (mRS range of 0-6). We believe that the proposed trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

We voluntarily paused participant enrollment in the ReMEDy2 trial in May 2022 to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. The acutely low blood pressure levels in the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped, and the participants suffered no injuries. On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our ReMEDy2 trial and the clinical hold was subsequently lifted in June 2023. In our request for lifting of the clinical hold, we submitted to the FDA in-vitro data supporting that the cause of the hypotensive events was likely related to switching to a new type of IV bag for use in the ReMEDy2 trial, as well as results of an additional in-use, in vitro stability study of all of the materials and equipment used in the IV administration of DM199, which included testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. We also modified the protocol to mitigate the risk of future hypotensive events, including a reduction in the DM199 dose level for the initial IV dose to effectively match the well tolerated IV dose administered in the ReMEDy1 trial.

Concurrently with performing the requested in-use study, we also conducted a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial. The purpose of the study was to confirm, with human data, the DM199 blood concentration levels achieved with the IV dose and further evaluate safety and tolerability. We also included a cohort of hypertensive patients being treated with ACEi prior to enrolling. All ACEi patients received the full IV dose at the 0.5 µg/kg level with no instances of hypotension. We believe that these results provide further assurance to potential investigators that ACEi patients may be safely included in the ReMEDy2 trial.

Prior to the clinical hold of our ReMEDy2 trial, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may continue to experience these conditions as we activate additional clinical sites and enroll participants. We believe this was due primarily to clinical staff shortages resulting from layoffs and employee burnout, the reallocation of clinical nurses to COVID-19 care, particularly during surges in COVID-19 cases, a loss of study coordinators resulting from budget constraints and COVID-19 vaccination requirements and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility. In an effort to mitigate the impact of these factors, we have worked with our contract research organization to develop alternative procedures to support study sites and potential participants as needed. We intend to continue to monitor the results of these efforts or implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial, however no assurances can be provided as to if and when these issues will resolve.

Cardio Rental Program

We plan to disclose additional data related to blood pressure control as part of supporting our plans for our cardio renal program, which we expect to disclose in 2024.

DM300

We have also produced a potential novel treatment for severe inflammatory diseases, DM300, which is currently in the early preclinical stage of development.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred losses in each year since our inception. Our net losses were $19.4 million and $13.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $115.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our primary R&D activities, and general and administrative (G&A) support costs associated with our operations and status as a publicly listed company.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. We anticipate that our quarterly expenses will increase relative to recent prior periods as we expand our ReMEDy2 trial globally and enrollment increases. Our efforts to expand our team to provide support for our operations and maintaining, expanding and protecting our intellectual property portfolio will also likely contribute to such increases.

While we expect our rate of future negative cash flow per month will generally increase as we globally expand our ReMEDy2 trial, we expect our current cash resources will be sufficient to allow us to continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and the global expansion of our ReMEDy2 trial, specifically the rate of site activations and enrollment, the ongoing effects on our trial of COVID-19, including site staffing shortages, and competition for research staff due to other neurologic trials. Other factors, such as the potential expansion of our current and new development programs, and operating expenses incurred in connection with such activities may also contribute to fluctuations in the amount and timing of our future funding requirements. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Components of Our Results of Operations

Research and Development Expenses

We incurred R&D expenses of $13.1 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively. R&D expenses consist primarily of fees paid to external service providers such as contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services and laboratory testing; and preclinical trials; fees paid to our contract manufacturing and development organizations and outside laboratories for development of DM199 and related manufacturing processes; costs for production runs of DM199; salaries, benefits, share-based compensation; and other personnel costs. Over the past approximately ten years, our R&D efforts have been primarily focused on developing DM199. At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in developing DM199 through marketing approval or any of our preclinical development programs. The process of conducting clinical studies necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical studies, manufacturing scale-up or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

We incurred G&A expenses of $8.2 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively. G&A expenses consist primarily of salaries and related benefits, including share-based compensation related to our executive, finance, business development and support functions. G&A expenses also include insurance, including directors and officers liability coverage, rent and utilities, travel expenses, patent costs, and professional fees, including for auditing, tax and legal.

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

Research and Development Costs

R&D costs include expenses incurred in the conduct of human clinical trials such as fees paid to external service providers such as contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services and laboratory testing. R&D costs also include non-clinical research studies; fees paid to contract manufacturing and development organizations and outside laboratories for the development of DM199 and related manufacturing processes; and costs to produce sufficient amounts of the DM199 compound for use in our clinical studies; consulting resources with specialized expertise related to execution of our development plan for our DM199 product candidate; and personnel costs, including salaries, benefits and share-based compensation.

We charge R&D costs to expense when incurred. Our human clinical trials are performed at clinical trial sites and are generally administered by us with assistance from contract research organizations (CROs), and include outside service providers such as outside nursing services, testing laboratories and data coordination and collection. Costs of setting up clinical trial sites are accrued upon execution of the trial agreement. Expenses related to the performance of clinical trials are accrued based on contracted amounts and the achievement of agreed upon milestones, such as participant enrollment, participant follow-up, etc. While we utilize electronic data capture systems to facilitate the transmission and capture of clinical trial activity, such information is often incomplete or delayed. Therefore we are required to estimate levels of performance under each significant contract, including, among other things, the extent of participant enrollment, the extent of supporting services performed and other activities through communications with the clinical trial sites, CROs and supporting vendors and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual work performed at each clinical trial site and by each CRO or supporting vendor.

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

The fair value of share-based awards is estimated using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our common share price, as well as assumptions regarding a number of complex and subjective variables. Risk-free interest rates are based upon United States Government securities rates appropriate for the expected term of each award. Expected volatility rates are based on the historical volatility equal to the expected term of the option. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by us for the years ended December 31, 2023 and 2022:

	2023			2022
Common share fair value	$1.57	–	$3.24	$1.47	–	$3.88
Risk-free interest rate	3.5	–	4.6%	1.4	–	3.6%
Expected dividend yield		0%			0%
Expected option life (in years)	5.0	–	5.7	5.0	–	5.6
Expected stock price volatility	101.7	–	108.1%	102.1	–	104.0%

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expense	$13,110	$7,839
General and administrative expense	8,157	6,162
Other income, net	(1,929)	(353)

Research and Development Expenses

R&D expenses increased to $13.1 million for the year ended December 31, 2023, up from $7.8 million in the prior year. The increase was driven principally by costs incurred for the in-use studies performed to address the recently lifted clinical hold on our ReMEDy2 AIS trial, costs incurred for the Phase 1C study and increased manufacturing and process development costs for DM199. Also contributing to the increase were higher personnel costs, including non-cash share-based compensation, associated with expanding the clinical team. We expect our R&D expenses to increase moderately as we globally expand the ReMEDy2 trial. The increases will be moderated by the completion of the REDUX and Phase 1C trials during 2023.

General and Administrative Expenses

G&A expenses were $8.2 million and $6.2 million for the year ended December 31, 2023 and 2022, respectively. This increase was primarily driven by increased legal fees incurred in connection with our lawsuit against PRA Netherlands and increased personnel costs incurred in conjunction with expanding our team. Increased costs for patent prosecution and non-cash share-based compensation also contributed to the increase. We expect that G&A expenses will remain steady or decline slightly as compared to prior periods.

Other Income, Net

Other income, net, was $1.9 million for the year ended December 31, 2023 compared to $0.4 million for 2022. This increase was driven by increased interest income recognized during 2023 as compared to 2022, related to both higher interest rates and increased marketable securities balances during 2023.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2023 and 2022 and cash flows for each of the years ended December 31, 2023 and 2022, and are intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$52,895	$33,502
Total assets	54,160	34,395
Total current liabilities	2,786	2,168
Total shareholders’ equity	51,057	31,827
Working capital	50,889	31,667

	Year Ended December 31,
Cash Flow Data	2023	2022
Cash flow provided by (used in):
Operating activities	$(18,728)	$(11,511)
Investing activities	(18,299)	11,538
Financing activities	36,842	(6)
Net increase (decrease) in cash and cash equivalents	$(185)	$21

Liquidity and Capital Resources

We had cash, cash equivalents and marketable securities of $52.9 million, current liabilities of $2.8 million and working capital of $50.9 million as of December 31, 2023, compared to $33.5 million in cash, cash equivalents and marketable securities, $2.2 million in current liabilities and $31.7 million in working capital as of December 31, 2022. The increases in our combined cash, cash equivalents and marketable securities and in our working capital were due primarily to the net proceeds received from our April and June 2023 private placements, partially offset by cash used to fund our operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $18.7 million compared to $11.5 million for the year ended December 31, 2022. The increase in cash used in operating activities is driven primarily by our higher net loss and increased amortization of discounts on purchased marketable securities, partially offset by non-cash share-based compensation and the effects of the changes in operating assets and liabilities during 2023.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash used in investing activities was $18.3 million for the year ended December 31, 2023 compared to net cash provided by investing activities of $11.5 million for the year ended December 31, 2022. This change resulted primarily from the timing of maturities and, in the current year, investments of the net proceeds from our June 2023 private placement.

Financing Activities

Net cash provided by financing activities was $36.8 million for the year ended December 31, 2023 consisting primarily of net proceeds from the sale of common shares in our April and June 2023 private placements. For the year ended December 31, 2022, net cash used in financing activities of $6,000 was comprised entirely of principal payments on finance lease obligations.

Capital Requirements

Since our inception, we have incurred losses while advancing the R&D of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to four years. We do not know when or if, we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase as compared to prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate, including, in particular, the resumption and global expansion of our ReMEDy2 trial. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any future product candidate, and in the absence of the assistance of a strategic partner, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Accordingly, and notwithstanding the completion of our April and June 2023 private placements from which we received aggregate net proceeds of $36.8 million, we expect we will need substantial additional capital to further our R&D activities, current and anticipated future clinical studies, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative cash flow per month will vary depending on our clinical activities and the timing of expenses incurred and will increase as we resume and globally expand our ReMEDy2 trial. We expect our current cash resources will be sufficient to continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and specifically our ReMEDy2 trial, the rate of site activation and enrollment in such trial, the effects on such trial of COVID-19, site staffing shortages, competition for research staff and trial subjects due to other stroke trials, and other factors, as well as the potential expansion of our current and potential new development programs, and operating expenses incurred in connection with such activities. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically, we have financed our operations primarily from sales of equity securities and the exercise of warrants and stock options, and we expect to continue this practice for the foreseeable future. Our most recent equity financing was our June 2023 private placement in which we issued and sold an aggregate of 11,011,406 common shares pursuant to a securities purchase agreement at a purchase price of $3.40 per share to accredited investors, or $3.91 per share in the case of our participating directors and officers. As a result of the offering, we received gross proceeds of $37.5 million, which resulted in net proceeds to us of approximately $36.1 million, after deducting offering expenses. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Commitments and Contingencies

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related or supporting activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services, various other vendors supporting the performance of our clinical trials and contract manufacturing and development organizations. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of clinical study sites activated, the number of participants enrolled, the amount of time to complete trial enrollment and the time required to finalize, analyze and report our clinical trial results. Clinical research agreements are generally cancelable upon up to 60-90 days’ notice, with our obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2023, we estimate that our outstanding commitments, including such cancellable contracts, are approximately $15.3 million over the next 12 months and approximately $12.5 million in the following 12 months.

As of December 31, 2023, we had future operating lease obligation totaling approximately $396,000 over the remainder of the lease, of which approximately $80,000 is due over the next 12 months.

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain As of December 31, 2023, one milestone payment obligation remains which is tied to the first commercial sale. Following the launch of our first product, we will also incur a royalty of less than 1% on net sales. The royalty term is indefinite but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to DiaMedica as a smaller reporting company and has been omitted pursuant to Item 305(e) of SEC Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DiaMedica Therapeutics Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DiaMedica Therapeutics Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved or are especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2018.

Minneapolis, MN

March 19, 2024

DiaMedica Therapeutics Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$4,543	$4,728
Marketable securities	48,352	28,774
Prepaid expenses and other assets	411	251
Amounts receivable	369	82
Total current assets	53,675	33,835

Non-current assets:
Operating lease right-of-use asset	354	424
Property and equipment, net	131	136
Total non-current assets	485	560

Total assets	$54,160	$34,395

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$926	$734
Accrued liabilities	1,777	1,365
Finance lease obligation	3	6
Operating lease obligation	80	63
Total current liabilities	2,786	2,168

Non-current liabilities:
Finance lease obligation, non-current	1	4
Operating lease obligation, non-current	316	396
Total non-current liabilities	317	400

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 37,958,000 and 26,443,067 shares issued and outstanding, as of December 31, 2023 and 2022, respectively	—	—
Paid-in capital	166,609	128,078
Accumulated other comprehensive income (loss)	6	(74)
Accumulated deficit	(115,558)	(96,177)
Total shareholders’ equity	51,057	31,827
Total liabilities and shareholders’ equity	$54,160	$34,395

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$13,110	$7,839
General and administrative	8,157	6,162
Total operating expenses	21,267	14,001

Operating loss	(21,267)	(14,001)

Other income:
Other income, net	1,929	353
Total other income, net	1,929	353

Loss before income tax expense	(19,338)	(13,648)

Income tax expense	(43)	(28)

Net loss	(19,381)	(13,676)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	80	(23)

Net loss and comprehensive loss	$(19,301)	$(13,699)

Basic and diluted net loss per share	$(0.60)	$(0.52)
Weighted average shares outstanding – basic and diluted	32,566,723	26,443,067

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2021	26,443,067	$126,576	$(51)	$(82,501)	$44,024
Share-based compensation expense	—	1,502	—	—	1,502
Unrealized loss on marketable securities	—	—	(23)	—	(23)
Net loss	—	—	—	(13,676)	(13,676)
Balances at December 31, 2022	26,443,067	$128,078	$(74)	$(96,177)	$31,827
Issuance of common shares, net of offering costs of $1.4 million	11,480,156	36,848	—	—	36,848
Issuance of common shares in settlement of deferred stock units	17,621	—	—	—	—
Issuance of common shares in settlement of restricted stock units	17,156	—	—	—	—
Share-based compensation expense	—	1,683	—	—	1,683
Unrealized gain on marketable securities	—	—	80	—	80
Net loss	—	—	—	(19,381)	(19,381)
Balances at December 31, 2023	37,958,000	$166,609	$6	$(115,558)	$51,057

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,381)	$(13,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,683	1,502
Amortization of discounts on marketable securities	(1,223)	(11)
Non-cash lease expense	70	64
Depreciation	30	25
Changes in operating assets and liabilities:
Amounts receivable	(287)	48
Prepaid expenses and other assets	(160)	(54)
Accounts payable	192	225
Accrued liabilities	348	366
Net cash used in operating activities	(18,728)	(11,511)

Cash flows from investing activities:
Purchase of marketable securities	(69,410)	(45,684)
Maturities of marketable securities	51,135	57,303
Purchase of property and equipment	(24)	(81)
Net cash provided by (used in) investing activities	(18,299)	11,538

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	36,848	—
Principal payments on finance lease obligations	(6)	(6)
Net cash provided by (used in) financing activities	36,842	(6)

Net increase (decrease) in cash and cash equivalents	(185)	21
Cash and cash equivalents at beginning of period	4,728	4,707
Cash and cash equivalents at end of period	$4,543	$4,728

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$33	$27
Assets acquired under operating lease	$—	$446

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to Consolidated Financial Statements

1.	Business

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

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the United States Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of AIS and CRD. We have not completed the development of any product candidate and do not generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three years, if at all.

On July 6, 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following us voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the intravenous (IV) dose of DM199. In September 2022, we submitted our analysis of the events leading to and causing the hypotensive events, and proposed protocol modifications to address the mitigation of these events for future trial participants. Following review of this analysis, the FDA informed us that they were continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. The requested in-use study was completed at an independent laboratory and the results were substantially consistent with our earlier testing of the IV bags. In May 2023, these additional supporting data were submitted to the FDA in our clinical hold response. In June 2023, the FDA completed review of our clinical hold response and informed us that the clinical hold was removed allowing us to resume our Phase 2/3 ReMEDy2 trial.

Prior to the clinical hold of our ReMEDy2 trial, we had experienced slower than expected site activations and enrollment in our ReMEDy2 trial and may continue to experience these conditions as we activate additional clinical sites and enroll participants. We believe this was due primarily to clinical staff shortages resulting from layoffs and employee burnout, the reallocation of clinical nurses to COVID-19 care, particularly during surges in COVID-19 cases, a loss of study coordinators resulting from budget constraints and COVID-19 vaccination requirements and concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility. In an effort to mitigate the impact of these factors, we have worked with our contract research organization to develop alternative procedures to support study sites and potential participants as needed. We intend to continue to monitor the results of these efforts or implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial, however no assurances can be provided as to if and when these issues will resolve.

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

As of December 31, 2023, we have incurred losses of $115.6 million since our inception in 2000. For the year ended December 31, 2023, we incurred a net loss of $19.4 million and negative cash flows from operating activities of $18.7 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of December 31, 2023, we had combined cash, cash equivalents and marketable securities of $52.9 million, working capital of $50.9 million and shareholders’ equity of $51.1 million.

Our principal source of cash has been net proceeds from the issuance of equity securities. Although we have previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data is not positive or if economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next 12 months from the date of issuance of these consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the rate of site activation and enrollment in the study, the potential expansion of our current development programs, potential new development programs, the effects of COVID-19, staffing shortages and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

Marketable securities

The Company’s marketable securities may consist of obligations of the United States government and its agencies, bank certificates of deposit and/or investment grade corporate obligations, which are classified as available-for-sale. Marketable securities which mature within 12 months from their date of purchase are included in current assets. Securities are valued based on market prices for similar assets using third party certified pricing sources. Available-for-sale securities are carried at fair value. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in the consolidated statements of operations.

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors, are recorded in accumulated other comprehensive loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of December 31, 2023.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of December 31, 2023, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

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

Research and development costs

Research and development (R&D) costs include expenses incurred in the conduct of human clinical trials such as fees paid to external service providers such as contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services and laboratory testing. R&D costs also include non-clinical research studies; fees paid to contract manufacturing and development organizations and outside laboratories for the development of DM199 and related manufacturing processes; and costs to produce sufficient amounts of the DM199 compound for use in our clinical studies; consulting resources with specialized expertise related to execution of our development plan for our DM199 product candidate; and personnel costs, including salaries, benefits and share-based compensation.

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from various contract research organizations. Costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials are recorded or accrued based on actual invoices received and estimates of work completed to date by clinical trial sites, contract research organizations and outside vendors that assist with management and performance of the trials, and those that manufacture the investigational product. While we utilize electronic data capture systems to facilitate the transmission and capture of clinical trial activity, such information is often incomplete or delayed. Therefore we are required to estimate the levels of performance under each significant contract, including, among other things, the extent of participant enrollment, the extent of supporting services performed and other activities through communications with the clinical trial sites, CROs and supporting vendors and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual work performed at each clinical trial site and by each CRO or supporting vendor. Additionally, actual costs may be charged to us and are recognized as the tasks are completed by the clinical trial site. Accrued R&D costs may be subject to revisions as clinical trials, non-clinical research and DM199 development programs progress and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $318,000 and $146,000 for the years ended December 31, 2023 and 2022, respectively.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates, for each of the jurisdictions in which the Company operates, expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2023 and 2022. See Note 14, “Income Taxes” for additional information. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense.

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss	$(19,381)	$(13,676)
Weighted average shares outstanding—basic and diluted	32,566,723	26,443,067
Basic and diluted net loss per share	$(0.60)	$(0.52)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Year Ended December 31,
	2023	2022
Employee and non-employee stock options	3,871,013	2,782,248
Common shares issuable under common share purchase warrants	—	265,000
Common shares issuable upon settlement of deferred stock units	213,905	134,402
	4,084,918	3,181,650

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The standard was effective for smaller reporting companies in fiscal years beginning after December 15, 2022 with early adoption permitted for all periods beginning after December 15, 2018. We adopted ASU No. 2016-13 on January 1, 2023, which did not have an impact on our consolidated financial statements.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements as of December 31, 2023 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$21,764	$—	$21,764	$—
Government securities	26,588	—	26,588	—
Total marketable securities	$48,352	$—	$48,352	$—

		Fair Value Measurements as of December 31, 2022 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$14,209	$—	$14,209	$—
Government securities	14,565	—	14,565	—
Total marketable securities	$28,774	$—	$28,774	$—

Accrued interest receivable on available-for-sale securities was $298,000 and $80,000 for the years ended December 31, 2023 and 2022, respectively, and is included in amounts receivable.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2023.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year, and the amortized cost of all securities approximated fair value as of December 31, 2023 and 2022.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued interest receivable on marketable securities	$298	$80
Other	71	2
Total amounts receivable	$369	$82

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Advances to vendors	$317	$42
Prepaid expenses	94	209
Total prepaid expenses and other assets	$411	$251

We periodically advance funds to vendors engaged to support the performance of our clinical trials and related supporting activities. The funds advanced are held, interest free, for varying periods of time and may be recovered by the Company through partial reductions of ongoing invoices, application against final study/project invoices or refunded upon completion of services to be provided. Deposits are classified as current or non-current based upon their expected recovery time.

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Furniture and equipment	$128	$124
Computer equipment	87	76
Leasehold Improvements	16	16
	231	216
Less accumulated depreciation	(100)	(80)
Property and equipment, net	$131	$136

Depreciation expense was $30,000 and $25,000 for each of the years ended December 31, 2023 and 2022, respectively. During 2023 and 2022, we disposed of $10,000 and $12,000 of equipment, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation	766	667
Accrued research and other professional fees	730	215
Accrued clinical trial costs	258	472
Accrued other liabilities	23	11
Total accrued liabilities	$1,777	$1,365

9.	Operating Lease

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

Our operating lease costs were $104,000 and $78,000 for the years ended December 31, 2023 and 2022, respectively. Our variable lease costs were $92,000 and $25,000 for the years ended December 31, 2023 and 2022, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of December 31, 2023 (in thousands):

2024	109
2025	113
2026	116
2027	119
2028	10
Total lease payments	$467
Less interest portion	(71)
Present value of lease obligation	$396

Former office lease

We leased certain office space under a non-cancelable operating lease that terminated on August 31, 2022, and we did not renew it. This lease included lease (e.g., fixed rent) and non-lease components (e.g., common-area and other maintenance costs). The right-of-use asset for this lease was fully amortized as of August 31, 2022.

10.	Commitments and Contingencies

Clinical trials and product development

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related or supporting activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services, various other vendors supporting the performance of our clinical trials and contract manufacturing and development organizations. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of clinical study sites activated, the number of participants enrolled, the amount of time to complete trial enrollment and the time required to finalize, analyze and report our clinical trial results. Clinical research agreements are generally cancelable upon up to 60-90 days’ notice, with our obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2023, we estimate that our outstanding commitments, including such cancellable contracts, are approximately $15.3 million over the next 12 months and approximately $12.5 million in the following 12 months.

Technology license

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain. As of December 31, 2023, one milestone payment obligation remains which is due upon our first regulatory approval of DM199 for commercial sale. Following the launch of our first product, we will also incur a royalty of less than 1% on net sales. The royalty term is indefinite but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Indemnification of directors and officers

The Company, as permitted under laws of the BCBCA and in accordance with the Company’s Articles and indemnification agreements, will indemnify and advance expenses to its directors and officers to the fullest extent permitted by law and may choose to indemnify other employees or agents from time to time. The Company has secured insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to the Company. As of December 31, 2023, there was no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification. Insofar as indemnification for liabilities arising under the United States Securities Act of 1933, as amended (Securities Act) may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that, in the opinion of the United States Securities and Exchange Commission (SEC), such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these obligations as of December 31, 2023 or 2022.

11.	Shareholders’ Equity

Authorized capital stock

DiaMedica has authorized share capital of an unlimited number of common voting shares, and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company’s annual general meeting and any extraordinary or special general meeting.

Equity issued during the year ended December 31, 2023

On April 10, 2023, in conjunction with his appointment as Chief Business Officer of DiaMedica, David Wambeke purchased 468,750 of DiaMedica’s common shares at an aggregate purchase price of $750,000 or $1.60 per share.

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

During the year ended December 31, 2023, 17,621 common shares were issued in settlement of deferred share units and 17,156 common shares were issued in settlement of restricted stock units.

Equity issued during the year ended December 31, 2022

During the year ended December 31, 2022, we did not issue any common shares or other equity securities, other than stock options and deferred stock units.

Shares reserved

Common shares reserved for future issuance are as follows:

December 31, 2023
Employee and non-employee stock options	3,871,013
Common shares issuable upon settlement of deferred stock units	213,905
Common shares issuable under common share purchase warrants	—
Shares available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	927,215
Shares available for grant under the 2021 Employment Inducement Incentive Plan	395,000
Total	5,407,133

12.	Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (the 2019 Plan) was adopted by the Board of Directors (Board) on March 10, 2022 and approved by our shareholders at our 2022 Annual General Meeting of Shareholders held on May 18, 2022.

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other stock-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 4,000,000 shares. As of December 31, 2023, options to purchase an aggregate of 2,818,103 common shares were outstanding and 196,572 common shares were reserved for issuance upon settlement of DSUs under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan) to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2023, options to purchase an aggregate of 605,000 common shares were outstanding under the Inducement Plan.

Prior Stock Option Plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of December 31, 2023, options to purchase an aggregate of 447,910 common shares were outstanding under the Prior Plan.

Prior Deferred Stock Unit Plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Stock Unit Plan (Prior DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of December 31, 2023, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	December 31, 2023	December 31, 2022
Research and development	$619	$460
General and administrative	1,064	1,042
Total share-based compensation	$1,683	$1,502

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances as of December 31, 2021	1,896,600	$5.25	$169
Granted	1,014,398	2.58
Exercised	—	—
Expired/cancelled	(68,437)	4.25
Forfeited	(60,313)	11.05
Balances as of December 31, 2022	2,782,248	$4.12	$17
Granted	1,172,515	2.59
Exercised	—	—
Expired/cancelled	(58,750)	8.08
Forfeited	(25,000)	3.24
Balances as of December 31, 2023	3,871,013	$3.61	$832

A summary of the status of our unvested shares underlying options during the year ended and as of December 31, 2023 is as follows:

	Shares Underlying Options	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	1,241,137	$2.31
Granted	1,172,515	2.09
Vested	(723,968)	2.38
Forfeited	(25,000)	2.65
Unvested as of December 31, 2023	1,664,684	$2.11

Information about stock options outstanding, vested and expected to vest as of December 31, 2023, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	343,443	9.0	$1.55	78,112	8.9
$2.00	-	$2.99	1,706,470	7.8	2.62	612,581	6.8
$3.00	-	$3.99	448,726	6.8	3.75	282,324	5.7
$4.00	-	$4.99	862,849	5.5	4.59	857,849	5.5
$5.00	-	$16.00	509,525	6.5	6.56	375,463	6.1
			3,871,013	7.1	$3.61	2,206,329	6.1

The cumulative grant date fair value of employee options vested during the years ended December 31, 2023 and 2022 was $1.7 million and $1.0 million, respectively. No options were exercised during the years ended December 31, 2023 and 2022.

As of December 31, 2023, total compensation expense related to unvested employee stock options not yet recognized was $3.3 million, which is expected to be allocated to expenses over a weighted-average period of 2.7 years.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2023 and 2022:

		2023			2022
Common share fair value	$1.57	–	$3.24	$1.47	–	$3.88
Risk-free interest rate	3.5	–	4.6%	1.4	–	3.6%
Expected dividend yield		0%			0%
Expected option life (years)	5.0	–	5.7	5.0	–	5.6
Expected stock price volatility	101.7	–	108.1%	102.1	–	104.0%

Deferred Stock Units and Restricted Stock Units

Under our non-employee director compensation program, non-employee directors may elect to receive RSUs or DSUs in lieu of all or a portion of the annual cash retainers payable to such director. Each RSU or DSU represents the right to receive one share of our common stock. These recipients receive a number of RSUs or DSUs equal to the amount of the elected portion of the annual cash retainers divided by the 10-trading day average closing sale price of the common stock as determined on the third (3rd) business day prior to the anticipated grant date of the award. Vesting for these annual RSU and DSU grants is quarterly over one year, conditioned on continuous service. The cost of the RSUs and DSUs is measured and recognized based on the fair market value of our common shares on the date of grant. RSUs will be settled immediately upon vesting and DSU awards will be settled following a separation from service by such director.

There were approximately 214,000 and 134,000 vested DSUs and no RSUs outstanding under our share-based compensation plans as of December 31, 2023 and 2022, respectively. During 2023, 17,621 common shares were issued upon settlement of 17,621 DSUs held by a former non-employee director and 17,156 common shares were issued upon settlement of 17,156 RSUs. No common shares were issued upon settlement of DSUs or RSUs during 2022. There were no unvested DSUs or RSUs as of December 31, 2023 and 2022.

13.          Employee Benefit Plan

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

We have recorded contribution expenses of $137,000 and $112,000 for the years ended December 31, 2023 and 2022, respectively.

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

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Non-capital losses carried forward	$26,044	$21,000
Research and development expenditures	817	817
Share issue costs	495	338
Patents and other	358	320
Accruals	214	213
Share-based compensation	212	166
Property and equipment	(102)	(117)
Total deferred tax asset, net	28,038	22,737
Valuation allowance	(28,038)	(22,737)
Net deferred tax asset	$—	$—

Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that the deferred tax assets arising from the above-mentioned future tax benefits are currently not likely to be realized and, accordingly, we have provided a full valuation allowance.

The reconciliation of the Canadian statutory income tax rate applied to the net loss for the year to the income tax expense is as follows (in thousands):

	December 31,
	2023	2022
Statutory income tax rate	27.0%	27.0%
Income tax recovery based on statutory rate	$(5,225)	$(3,685)
Share-based compensation	409	340
Prior-year true-ups	(388)	(33)
Share issuance costs	(71)	—
Other	17	62
Change in valuation allowance	5,301	3,344
Income tax expense	$43	$28

Net operating losses and tax credit carryforwards as of December 31, 2023, are as follows:

	Amount (In thousands)	Expiration Years
Non-capital income tax losses, net	$92,955	Beginning 2026
Research and development expense carry forwards	3,027	Indefinitely
Tax credits	474	Beginning 2024

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “smaller reporting companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.         Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2023, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408(c) respectively of SEC Regulation S-K.

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

Changes to Nomination Procedures

During the fourth quarter of fiscal 2023, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under our equity compensation plans as of December 31, 2023. Our equity compensation plans as of December 31, 2022 were the DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan), the DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), the DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan).

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,479,918	(1)	$4.14	(2)	927,215
Equity compensation plans not approved by security holders	605,000		$2.52		395,000	(3)
Total	4,084,918		$5.10	(2)	1,322,215	(4)

(1)

Amount includes 2,818,103 common shares issuable upon the exercise of stock options and 196,572 common shares issuable upon the settlement of DSU awards outstanding under the 2019 Plan, 447,910 common shares issuable upon the exercise of stock options under the Prior Plan and 17,333 common shares issuable under the DSU Plan.

(2)	Not included in the weighted-average exercise price calculation are 196,572 deferred stock unit awards under the 2019 Plan and 17,333 deferred stock unit awards under the DSU Plan.

(3)

On December 3, 2021, the Board adopted Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2023, 605,000 option awards had been granted under the Inducement Plan.

(4)	Amount includes 927,215 shares remaining available for future issuance under the 2019 Plan and 395,000 remaining available for future issuance under the Inducement Plan.

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

Item No.	Item	Method of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 31, 2019	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023 (File No. 001-36291)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
4.2	Specimen Certificate representing Voting Common Shares of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 4.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.3	Registration Rights Agreement dated as of September 28, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 4.5 to DiaMedica’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 5, 2021 (File No. 333-260066)

Item No.	Item	Method of Filing
4.4	Registration Rights Agreement dated as of June 23, 2023 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 4.6 to DiaMedica’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 30, 2023 (File No. 333-273068)
10.1#	DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2022 (File No. 001-36291)
10.2#	Form of Option Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.3#	Form of Restricted Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.4#	Form of Deferred Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-36291)
10.5#	DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan	Incorporated by reference to Exhibit 10.5 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.6#	Form of Inducement Option Award Agreement under the DiaMedica Therapeutics Inc. 2021 Employment Incentive Plan	Incorporated by reference to Exhibit 10.6 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.7#	DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.8#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.9#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated December 21, 2017	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)

Item No.	Item	Method of Filing
10.10#	DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan	Incorporated by reference to Exhibit 10.4 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.11#	DiaMedica Therapeutics Inc. Short-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.12#	Form of Indemnification Agreement between DiaMedica Therapeutics Inc. and Each Director and Officer	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
10.13#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Rick Pauls	Incorporated by reference to Exhibit 10.6 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.14#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Scott Kellen	Incorporated by reference to Exhibit 10.7 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36291)
10.15#	Employment Agreement effective as of January 3, 2022 between DiaMedica USA, Inc. and Kirsten Gruis	Incorporated by reference to Exhibit 10.17 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-36291)
10.16#	Consulting Services Agreement dated as of September 1, 2023 between DiaMedica USA, Inc. and Kirsten Gruis, M.D.	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2023 (SEC File No. 001-36291)
10.17#	Separation Agreement and Release dated as of September 3, 2023 between Kirsten Gruis, M.D. and DiaMedica USA, Inc.	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2023 (SEC File No. 001-36291)
10.18	301 Carlson Parkway Office Lease dated June 22, 2022 between Medica Services Company, LLC and DiaMedica USA Inc.	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2022 (File No. 001-36291)
10.19	Lease Guaranty Agreement dated June 22, 2022 by DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2022 (File No. 001-36291)

Item No.	Item	Method of Filing
10.20(1)	GPEx® - Derived Cell Line Sale Agreement dated February 2, 2012 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.12 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.21	First Amendment to GPEx® Development and Manufacturing Agreement dated April 10, 2017 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.13 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.22	Second Amendment to GPEx® Development and Manufacturing Agreement dated as of October 22, 2018 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.19 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
10.23	Third Amendment to GPEx® Development and Manufacturing Agreement dated as of April 11, 2022 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Filed herewith
10.24	Securities Purchase Agreement dated as of September 26, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2021 (File No. 001-36291)
10.25#	Securities Purchase Agreement dated as of June 21, 2023 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2023 (SEC File No. 001-36291)
21.1	Subsidiaries of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 21.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
23.1	Consent of Baker Tilly US, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item No.	Item	Method of Filing
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	DiaMedica Therapeutics Inc. Clawback Policy	Filed herewith
101

The following materials from DiaMedica Therapeutics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

DIAMEDICA THERAPEUTICS INC.

Date: March 19, 2024	By:	/s/ Rick Pauls
Rick Pauls
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rick Pauls	President, Chief Executive Officer and Director	March 19, 2024
Rick Pauls	(principal executive officer)

/s/ Scott Kellen	Chief Financial Officer and Secretary	March 19, 2024
Scott Kellen	(principal financial and accounting officer)

/s/ Richard Pilnik	Chairman of the Board	March 19, 2024
Richard Pilnik

/s/ Michael Giuffre, M.D.	Director	March 19, 2024
Michael Giuffre, M.D.

/s/ Richard Kuntz	Director	March 19, 2024
Richard Kuntz

/s/ Tanya N. Lewis	Director	March 19, 2024
Tanya N. Lewis

/s/ James Parsons	Director	March 19, 2024
James Parsons

/s/ Charles P. Semba, M.D.	Director	March 19, 2024
Charles P. Semba, M.D.

[page intentionally left blank]