Form 10-Q
period 2024-03-31
DiaMedica Therapeutics Inc.
filed 2024-05-08
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

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

As of May 3, 2024, there were 37,963,916 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

March 31, 2024

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

●

our ability to conduct successful clinical testing of our DM199 product candidate for AIS or CRD and meet certain anticipated or target dates with respect to our clinical studies, including in particular our Phase 2/3 ReMEDy2 clinical trial of DM199 for the treatment of AIS, or ReMEDy2 trial;

●	our ability to meet anticipated site activations, enrollment and interim analysis timing with respect to our ReMEDy2 trial, especially in the light of slower than expected site activations and enrollment which we believe are due, in part, to hospital and medical facility staffing shortages; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the clinical hold which was lifted in June 2023; concerns managing protocol compliance, including managing logistics and protocol compliance for participants discharged from the hospital to another hospital or an intermediate care facility; our revised inclusion/exclusion criteria in the study protocol; and competition for research staff and trial subjects due to other pending stroke and neurological trials;

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and those described above and elsewhere in this report. Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,097	$4,543
Marketable securities	44,419	48,352
Prepaid expenses and other assets	569	411
Amounts receivable	399	369
Total current assets	47,484	53,675

Non-current assets:
Deposits	1,308	—
Operating lease right-of-use asset, net	336	354
Property and equipment, net	132	131
Total non-current assets	1,776	485

Total assets	$49,260	$54,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$716	$926
Accrued liabilities	1,815	1,777
Operating lease obligation	83	80
Finance lease obligation	3	3
Total current liabilities	2,617	2,786

Non-current liabilities:
Operating lease obligation	294	316
Finance lease obligation	—	1
Total non-current liabilities	294	317

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 37,963,916 and 37,958,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Paid-in capital	167,097	166,609
Accumulated other comprehensive income (loss)	(39)	6
Accumulated deficit	(120,709)	(115,558)
Total shareholders’ equity	46,349	51,057
Total liabilities and shareholders’ equity	$49,260	$54,160

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$3,676	$3,618
General and administrative	2,065	1,903
Total operating expenses	(5,741)	(5,521)

Operating loss	(5,741)	(5,521)

Other income, net	597	256

Loss before income tax expense	(5,144)	(5,265)

Income tax expense	(7)	(7)

Net loss	(5,151)	(5,272)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(45)	45

Net loss and comprehensive loss	$(5,196)	$(5,227)

Basic and diluted net loss per share	$(0.14)	$(0.20)
Weighted average shares outstanding – basic and diluted	37,958,000	26,448,941

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2023	37,958,000	$166,609	$6	$(115,558)	$51,057
Issuance of common shares upon the vesting and settlement of restricted stock units	5,916	—	—	—	—
Share-based compensation expense	—	488	—	—	488
Unrealized loss on marketable securities	—	—	(45)	—	(45)
Net loss	—	—	—	(5,151)	(5,151)
Balances at March 31, 2024	37,963,916	$167,097	$(39)	$(120,709)	$46,349

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
Balances at December 31, 2022	26,443,067	$128,078	$(74)	$(96,177)	$31,827
Issuance of common shares in settlement of deferred stock units	17,621	—	—	—	—
Issuance of common shares upon the vesting and settlement of restricted stock units	4,289	—	—	—	—
Share-based compensation expense	—	422	—	—	422
Unrealized gain on marketable securities	—	—	45	—	45
Net loss	—	—	—	(5,272)	(5,272)
Balances at March 31, 2023	26,464,977	$128,500	$(29)	$(101,449)	$27,022

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,151)	$(5,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	488	422
Amortization of discount on marketable securities	(329)	(205)
Non-cash lease expense	18	17
Depreciation	8	7
Changes in operating assets and liabilities:
Amounts receivable	(30)	25
Prepaid expenses and other assets	(158)	(711)
Deposits	(1,308)	—
Accounts payable	(210)	1,046
Accrued liabilities	19	(418)
Net cash used in operating activities	(6,653)	(5,089)

Cash flows from investing activities:
Purchase of marketable securities	(9,783)	(9,824)
Maturities of marketable securities	14,000	12,340
Purchases of property and equipment	(9)	(7)
Net cash provided by investing activities	4,208	2,509

Cash flows from financing activities:
Principal payments on finance lease obligation	(1)	(1)
Net cash used in financing activities	(1)	(1)

Net decrease in cash and cash equivalents	(2,446)	(2,581)
Cash and cash equivalents at beginning of period	4,543	4,728
Cash and cash equivalents at end of period	$2,097	$2,147

Supplemental disclosure of non-cash transactions:
Cash paid for income taxes	$7	$14

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

Prior to the clinical hold of our ReMEDy2 trial, announced in July 2022 and lifted in June 2023, we had experienced and are now continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; concerns managing protocol compliance, including managing logistics and protocol compliance for participants discharged from the hospital to another hospital or an intermediate care facility; our revised inclusion/exclusion criteria in the study protocol; and competition for research staff and trial subjects due to other pending stroke and neurological trials. In an effort to mitigate the impact of these factors, we made the decision to globally expand the trial and we are in the process of preparing regulatory submissions and identifying and engaging study sites in Canada, Australia, the United Kingdom and Europe. We are working closely with our contract research organization to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial; however, no assurances can be provided as to if and when these issues will resolve. The failure to resolve these issues will result in delays in our ReMEDy2 trial.

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

As of March 31, 2024, we have incurred losses of $120.7 million since our inception in 2000. For the three months ended March 31, 2024, we incurred a net loss of $5.2 million and negative cash flows from operating activities of $6.7 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of March 31, 2024, we had combined cash, cash equivalents and marketable securities of $46.5 million, working capital of $44.9 million and shareholders’ equity of $46.3 million.

Our principal source of cash has been net proceeds from the issuance of equity securities. Although we have previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities, complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities are sufficient to continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the rate of site activation and participant enrollment in the study, the potential expansion of our current development programs, potential new development programs, the effects of ongoing site staffing shortages and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

3.	Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our condensed consolidated financial position, condensed consolidated results of operations, condensed consolidated statement of shareholders’ equity and condensed consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2023 was derived from our audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Cash and cash equivalents

The Company considers all bank deposits, including money market funds and other investments, purchased with an original maturity to the Company of three months or less, to be cash and cash equivalents. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments.

Marketable securities

The Company’s marketable securities may consist of obligations of the United States government and its agencies, bank certificates of deposit and/or investment grade corporate obligations, which are classified as available-for-sale. Marketable securities which mature within 12 months from their purchase date are included in current assets. Securities are generally valued based on market prices for similar assets using third party certified pricing sources and are carried at fair value. The amortized cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method. Interest income is included in other income in the condensed consolidated statements of operations.

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of March 31, 2024.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of March 31, 2024, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$22,781	$—	$22,781	$—	$21,764	$—	$21,764	$—
Government securities	21,638	—	21,638	—	26,588	—	26,588	—
Total	$44,419	$—	$44,419	$—	$48,352	$—	$48,352	$—

Maturities of individual securities are less than one year, and the amortized cost of all securities approximated fair value as of March 31, 2024 and December 31, 2023. Accrued interest receivable on marketable securities is included in amounts receivable and was $391,000 and $298,000 as of March 31, 2024 and December 31, 2023, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2024.

5.	Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $391,000 and $298,000 as of March 31, 2024 and December 31, 2023, respectively.

6.	Deposits

We periodically advance funds to vendors engaged to support the performance of our clinical trials and related activities. The funds advanced are held, interest free, for varying periods of time and are generally recovered by the Company through application against final study/project invoices or refunded upon completion of services to be provided. Deposits are non-current when their expected recovery is not within the next twelve months.

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture and equipment	$128	$128
Computer equipment	94	87
Leasehold improvements	16	16
	238	231
Less accumulated depreciation	(106)	(100)
Property and equipment, net	$132	$131

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Clinical trial costs	$689	$258
Research and development services	637	632
Compensation	317	766
Professional services fees	150	98
Other	22	23
Total accrued liabilities	$1,815	$1,777

9.	Operating Lease

Office lease

Our operating lease costs were $26,000 for the three months ended March 31, 2024 and 2023. Our variable lease costs were $13,000 and $15,000 for the three months ended March 31, 2024 and 2023, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of March 31, 2024 (in thousands):

2024	$82
2025	113
2026	116
2027	119
2028	10
Total lease payments	$440
Less interest portion	(63)
Present value of operating lease obligation	$377

10.	Shareholders’ Equity

Authorized capital shares

DiaMedica has authorized share capital of an unlimited number of voting common shares, and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company’s annual general meeting and any extraordinary or special general meeting.

Equity issued during the three months ended March 31, 2024

During the three months ended March 31, 2024, 5,916 common shares were issued upon the vesting and settlement of restricted stock units.

Equity issued during the three months ended March 31, 2023

During the three months ended March 31, 2023, 17,621 common shares were issued in settlement of deferred share units and 4,289 common shares were issued upon the vesting and settlement of restricted stock units.

Shares reserved

Common shares reserved for future issuance are as follows:

March 31, 2024
Common shares issuable upon exercise of employee and non-employee stock options	4,259,763
Common shares issuable upon settlement of deferred stock units	284,886
Common shares issuable upon vesting and settlement of restricted stock units	17,744
Shares available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	732,574
Shares available for grant under the 2021 Employment Inducement Incentive Plan	110,000
Total	5,404,967

11.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,151)	$(5,272)
Weighted average shares outstanding—basic and diluted	37,958,000	26,448,941
Basic and diluted net loss per share	$(0.14)	$(0.20)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended March 31,
	2024	2023
Employee and non-employee stock options	4,259,763	2,773,498
Common shares issuable under common share purchase warrants	—	265,000
Common shares issuable under deferred stock units	284,886	213,905
Common shares issuable upon vesting and settlement of restricted stock units	17,744	12,867

12.	Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan

The DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (the 2019 Plan) was adopted by the Board of Directors (Board) on March 10, 2022 and approved by our shareholders at our 2022 Annual General Meeting of Shareholders held on May 18, 2022.

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 4,000,000 shares. As of March 31, 2024, options to purchase an aggregate of 2,921,853 common shares were outstanding, 267,553 common shares were reserved for issuance upon settlement of DSUs and 17,744 shares were reserved for issuance upon the vesting and settlement of RSUs under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan) to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of March 31, 2024, options to purchase an aggregate of 890,000 common shares were outstanding under the Inducement Plan.

Prior Stock Option Plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of March 31, 2024, options to purchase an aggregate of 447,910 common shares were outstanding under the Prior Plan.

Prior Deferred Stock Unit Plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Stock Unit Plan (Prior DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2024, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2024	2023
Research and development	$195	$132
General and administrative	293	290
Total share-based compensation	$488	$422

We recognize share-based compensation based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

A summary of option activity is as follows (in thousands, except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2023	3,871,013	$3.61	$832
Granted	435,000	2.76
Expired/cancelled	—	—
Forfeited	(46,250)	2.97
Balances at March 31, 2024	4,259,763	$3.52	$732

Information about stock options outstanding, vested and expected to vest as of March 31, 2024, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	343,443	8.7	$1.55	100,128	8.7
$2.00	-	$2.99	2,097,720	8.0	2.64	715,715	6.9
$3.00	-	$3.99	449,393	6.5	3.73	299,016	5.5
$4.00	-	$4.99	862,182	5.3	4.58	858,432	5.3
$5.00	-	$16.00	507,025	6.2	6.49	396,400	5.9
			4,259,763	7.1	$3.52	2,369,691	6.0

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three months ended March 31, 2024 and 2023.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2023. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from serious diseases. Our lead candidate DM199 (rinvecalinase alfa) is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia, with human urinary KLK1, for the treatment of acute ischemic stroke (AIS) and porcine KLK1 for the treatment of cardio renal disease (CRD), including hypertension. We have also produced a potential novel treatment for severe inflammatory diseases, DM300, which is currently in the early preclinical stage of development. Our long-term goal is to use our patented and in-licensed technologies to establish our Company as a leader in the development and commercialization of therapeutic treatments from novel recombinant proteins. Our current focus is on the treatment of AIS and CRD. We plan to advance DM199 through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and CRD.

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

Prior to the clinical hold of our ReMEDy2 trial, announced in July 2022 and lifted in June 2023, we had experienced and are now continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; concerns managing protocol compliance, including managing logistics and protocol compliance for participants discharged from the hospital to another hospital or an intermediate care facility; our revised inclusion/exclusion criteria in the study protocol; and competition for research staff and trial subjects due to other pending stroke and neurological trials. In an effort to mitigate the impact of these factors, we made the decision to globally expand the trial and we are in the process of preparing regulatory submissions and identifying and engaging study sites in Canada, Australia, the United Kingdom and Europe. We are working closely with our contract research organization to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial; however, no assurances can be provided as to if and when these issues will resolve. The failure to resolve these issues will result in delays in our ReMEDy2 trial.

Cardio-Renal Program

We currently expect to disclose our plans for our cardio renal program in the second half of 2024.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred losses in each year since our inception. Our net losses were $5.2 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $120.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research and development (R&D) activities, and general and administrative (G&A) support costs associated with our operations and status as a publicly listed company.

We expect to continue to incur significant expenses and increased operating losses for at least the next several years. We anticipate that our quarterly expenses will increase relative to recent prior periods as we expand our ReMEDy2 trial globally and as enrollment increases. Our efforts to expand our team to provide support for our operations and maintaining, expanding and protecting our intellectual property portfolio will also likely contribute to such increases.

While we expect our rate of future negative cash flow per month will generally increase relative to recent prior periods as we resume our ReMEDy2 trial, including our global expansion, we expect our current cash resources will be sufficient to allow us to continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and the global expansion of our ReMEDy2 trial, specifically the rate of site activations and enrollment. The rate of site activation and participant enrollment is dependent upon, in part, site staffing shortages, and competition for research staff due to other stroke and neurological trials. Other factors, such as the potential expansion of our current and new development programs, and operating expenses incurred in connection with such activities also may contribute to fluctuations in the amount and timing of our future funding requirements. We may require or otherwise seek significant additional funds earlier than we currently expect. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Components of Our Results of Operations

Research and Development Expenses

R&D costs include expenses incurred in the conduct of human clinical trials such as fees paid to external service providers including contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services; and laboratory testing. R&D costs also include non-clinical research studies; fees paid to contract manufacturing and development organizations and outside laboratories for the development of DM199 and related manufacturing processes; costs to produce sufficient amounts of the DM199 compound for use in our clinical studies; consulting resources with specialized expertise related to execution of our development plan for our DM199 product candidate; and personnel costs, including salaries, benefits and share-based compensation.

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

We expect that our R&D expenses will increase in the future relative to recent prior periods if we are successful in advancing DM199, or any of our preclinical programs, through the required stages of clinical development. The process of conducting clinical trials necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming.

General and Administrative Expenses

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our unaudited results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$3,676	$3,618
General and administrative expenses	2,065	1,903
Other income, net	(597)	(256)

Research and Development Expenses

R&D expenses increased to $3.7 million for the three months ended March 31, 2024, compared to $3.6 million for the three months ended March 31, 2023. This increase was impacted by a number of offsetting factors. Increased costs related to the continuation of our ReMEDy2 clinical trial were partially offset by cost reductions related to clinical trial work completed in 2023, our Phase 1C and REDUX trials, and the completion in 2023 of in-use study work performed to address the clinical hold on our ReMEDy2 trial. We expect our R&D expenses to increase moderately relative to recent prior periods as we globally expand the ReMEDy2 trial and site activations and participant enrollments continue. We expect these anticipated increases will be moderated by the clinical trial work and in-use studies completed in 2023.

General and Administrative Expenses

G&A expenses increased $0.2 million to $2.1 million for the three months ended March 31, 2024, up from $1.9 million for the three months ended March 31, 2023. This increase was primarily driven by increased personnel costs, incurred in conjunction with expanding our team, partially offset by a reduction in the cost of directors and officers liability insurance premiums. We expect G&A expenses to remain steady as compared to prior periods.

Other Income, Net

Other income, net was $597 thousand for the three months ended March 31, 2024 compared to $256 thousand for the three months ended March 31, 2023. This increase was driven by increased interest income recognized during the three months ended March 31, 2024 related to increased marketable securities balances during the current year period as compared to the same prior year period.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2024 and December 31, 2023, and our cash flows for each of the three month periods ended March 31, 2024 and 2023, and are intended to supplement the more detailed discussion that follows (in thousands):

	March 31, 2024	December 31, 2023
Cash, cash equivalents and marketable securities	$46,516	$52,895
Total assets	49,260	54,160
Total current liabilities	2,617	2,786
Total shareholders’ equity	46,349	51,057
Working capital	44,867	50,889

	Three Months Ended March 31,
	2024	2023
Cash Flow Data
Cash flow provided by (used in):
Operating activities	$(6,653)	$(5,089)
Investing activities	4,208	2,509
Financing activities	(1)	(1)
Net decrease in cash	$(2,446)	$(2,581)

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $46.5 million, current liabilities of $2.6 million and working capital of $44.9 million as of March 31, 2024, compared to aggregate cash, cash equivalents and marketable securities of $52.9 million, $2.8 million in current liabilities and $50.9 million in working capital as of December 31, 2023. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to the net cash used to fund our current operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $6.7 million compared to $5.1 million for the three months ended March 31, 2023. The increase in cash used in operating activities was driven primarily by the advance of deposit funds to vendors supporting our ReMEDy2 clinical trial during the current year period.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash provided by investing activities was $4.2 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. This change resulted primarily from the timing of maturities and investments in marketable securities.

Financing Activities

Net cash used in financing activities was $1.0 thousand for each of the three months ended March 31, 2024 and 2023, comprised of principal payments on finance lease obligations in each period.

Capital Requirements

Since our inception, we have incurred losses while advancing the R&D of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to four years. We do not know when or if, we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We do not expect to generate any revenue from product sales unless and until we obtain required regulatory approvals. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase as compared to prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate, including, in particular, the continuation and global expansion of our ReMEDy2 trial. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any future product candidate, and in the absence of the assistance of a strategic partner, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution.

Accordingly we expect we will need substantial additional capital to further our R&D activities, current and anticipated future clinical studies, regulatory activities and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative cash flow per month will vary depending on our clinical activities and the timing of expenses incurred and will increase relative to recent prior periods as we continue and globally expand our ReMEDy2 trial. We expect our current cash resources will be sufficient to continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, and specifically our ReMEDy2 trial, the rate of site activation and enrollment in such trial, the effects of site staffing shortages, competition for research staff and trial subjects due to other stroke and neurological trials on the ReMEDy2 trial, as well as the potential expansion of our current and potential new development programs, and operating expenses incurred in connection with such activities. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 21, 2023, the NCC issued a judgement affirming our ownership of the physical documents, including 51 hardcopy folders and certain digital files, related to the clinical studies performed by ICON/PRA Netherlands and seized by the Dutch courts in December 2022. The NCC further ordered ICON/PRA Netherlands to allow and tolerate the surrender of the documents, including digital and source data. Additionally, the NCC found that we are not in breach of any obligation under the clinical study agreement and ICON/PRA Netherlands had no basis to suspend the fulfillment of its obligations under the clinical study agreement to provide us all clinical data and access to perform an audit of the study. On June 15, 2023, ICON/PRA Netherlands filed an appeal of this decision and requested a hearing with the NCC, which has been scheduled for September 23, 2024.

The hearing addressing our claims for damages was conducted on December 7, 2023. On February 7, 2024, the NCC issued a judgement in which they found that, although all data related to the study is the rightful property of DiaMedica, they found that there was an insufficient causal link between ICON/PRA Netherlands withholding study data and the damages claimed by us. We have notified the NCC and ICON/PRA Netherlands of our intent to appeal this decision.

From time to time, we may be subject to other various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Other than the ICON/PRA Netherlands matter noted above, we are not currently engaged in or aware of any threatened legal actions.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities of our Company during the quarter ended March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408(c) respectively of SEC Regulation S-K.

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

101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three months ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: May 8, 2024	/s/ Rick Pauls
Rick Pauls
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	/s/ Scott Kellen
Scott Kellen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)