Form 10-K
period 2024-12-31
DiaMedica Therapeutics Inc.
filed 2025-03-17
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

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

The aggregate market value of the registrant’s voting common shares held by non-affiliates, computed by reference to the closing sales price at which the voting common shares were last sold as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Capital Market on that date, was $71.0 million.

As of March 14, 2025, there were 42,855,660 voting common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2025 Annual General Meeting of Shareholders to be held May 15, 2025.

[page intentionally left blank]

DIAMEDICA THERAPEUTICS INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2024

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

The forward-looking statements in this report, include but are not limited to, statements concerning the following:

●	our plans to develop, obtain regulatory approval for, and commercialize our DM199 product candidate for the treatment of acute ischemic stroke (AIS) and preeclampsia (PE);
●

our expansion into PE, the ability of our physician collaborators to successfully conduct a Phase 2, proof-of-concept clinical trial of DM199 as a treatment for PE and our reliance on our physician collaborators;

●	our ability to conduct successful clinical testing of our DM199 product candidate for AIS and PE and meet certain anticipated or target dates with respect to our clinical studies;
●

our ability to meet anticipated site activations, enrollment and interim analysis timing with respect to our Phase 2/3 ReMEDy2 clinical trial of DM199 for the treatment of AIS, especially in the light of slower than expected site activations and enrollment which we believe are due, in part, to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the clinical hold which was lifted in June 2023; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological clinical trials;

●

the success of the actions we are taking to mitigate the impact of the factors adversely affecting our ReMEDy2 trial site activations and enrollment rate, including significantly expanding our internal clinical team and bringing in-house certain trial activities, such as study site identification, qualification and activation, clinical site monitoring and overall program management; globally expanding the trial; and making certain changes to the study protocol; and risks associated with these mitigation actions;

●

uncertainties relating to regulatory applications and related filing and approval timelines, and the possibility of additional future adverse events associated with or unfavorable results from our ReMEDy2 trial or the Phase 2 investigator-sponsored PE trial;

●

the adaptive design of our ReMEDy2 trial, which is intended to enroll approximately 300 patients at up to 100 sites globally, and the possibility that the final sample size, which will be determined based upon the results of an interim analysis of 200 participants, may be up to 728 patients, according to a pre-determined statistical plan and the results of the interim analysis as determined by the independent data safety monitoring board;

●	our expectations regarding the perceived benefits of our DM199 product candidate over existing treatment options for AIS and PE;
●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for, and commercialize our DM199 product candidate for AIS and PE;

●

the potential size of the markets for our DM199 product candidate for AIS and PE and our or any future partner’s ability to serve those markets, the rate and degree of market acceptance of and ability to obtain coverage and adequate reimbursement for, our DM199 product candidate for AIS and PE both in the United States and internationally;

●	the success, cost and timing of our clinical trials, as well as our reliance on our key executives, clinical personnel, advisors and third parties in connection with our trials;
●	our or any future partner’s ability to commercialize, market and manufacture DM199;
●

expectations regarding U.S. federal, state and foreign regulatory requirements and developments affecting our pending and future clinical trials and regulatory approvals of our DM199 product candidate for AIS and PE and future commercialization and manufacturing of such products if required regulatory approvals are obtained;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;

●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for AIS and PE; and
●

our estimates regarding expenses, market opportunity for our product candidates, future revenue, and capital requirements; our anticipated use of the net proceeds from our prior private placements; how long our current cash resources will last; and our need for and ability to obtain additional financing to fund our operations, including funding necessary to complete our current clinical trials and obtain regulatory approvals for our DM199 product candidate for AIS and/or PE.

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

Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from severe ischemic disease with two main clinical programs focused on acute ischemic stroke (AIS) and preeclampsia (PE). Our lead candidate DM199 (rinvecalinase alfa) is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (rhKLK1) protein to be clinically studied in patients and has been granted Fast Track Designation from the U.S. Food and Drug Administration (FDA) for the treatment of AIS. Kallikrein-1 (KLK1), extracted from human urine, is an established therapeutic modality in Asia for the treatment of AIS, and KLK1 produced from pig pancreas, is an established therapeutic modality for the treatment of cardio renal disease, including hypertension, in Asia. We plan to advance DM199 through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and PE. Longer term, we plan to develop DM300, our patented recombinant human ulinastatin, a broad-spectrum serine protease inhibitor, as a potential therapy for severe acute pancreatitis.

Our lead candidate DM199 is a recombinant form of human tissue kallikrein-1, which is a synthetic version of the naturally occurring protease enzyme kallikrein-1 and the first and only rhKLK1 undergoing global clinical development studies in both AIS and PE. Naturally occurring KLK1 (extracted from human urine or porcine pancreas) has been an approved therapeutic agent in Asia for decades in the treatment of AIS and hypertension associated with cardiorenal disease. DM199 is produced using recombinant DNA technology without the need for extracted human or animal tissue sources and thereby eliminates risk of pathogen transmission.

KLK1 is a serine protease enzyme that plays an important role in the regulation of diverse physiological processes via a molecular mechanism that may enhance microcirculatory blood flow and tissue perfusion by increasing production of nitric oxide (NO), prostacyclin (PGI2) and endothelium-derived hyperpolarizing factor (EDHF). In the case of AIS, DM199 is intended to enhance blood flow and boost neuronal survival in the ischemic penumbra by dilating arterioles surrounding the site of the vascular occlusion and inhibition of apoptosis (neuronal cell death) while also facilitating neuronal remodeling through the promotion of angiogenesis. In preeclampsia, DM199 is intended to lower blood pressure, enhance endothelial health and improve perfusion to maternal organs and the placenta, potentially disease modifying outcomes improving both maternal and perinatal outcomes.

We are developing DM199 to address two major critical unmet needs. In AIS, up to 80% of AIS patients are not eligible for treatment with currently approved clot-busting (thrombolytic) drugs or catheter-based clot removal (mechanical thrombectomy). DM199 is intended to enhance collateral blood flow and boost neuronal survival in the ischemic penumbra and inhibit neuronal cell death (apoptosis) while promoting neuronal remodeling and neoangiogenesis and offer a treatment option for patients who have otherwise no therapeutic options. In PE, there are currently no approved agents in any global market to safely lower maternal blood pressure and/or reduce the risk of fetal growth restriction. Historically, the major issue is that traditional vasodilators that are commonly used to reduce essential hypertension (eg, beta-blockers, angiotensin converting enzyme inhibitors (ACEi)) can readily cross the placenta and enter into the fetal circulation and cause harm to the developing fetus. We believe that DM199 is uniquely suited to treat PE since its inherent molecular size (~26 kilodaltons (KD)) is typically too large to cross the blood-placental barrier but may simultaneously reduce blood pressure and enhance microcirculatory perfusion to the maternal organs and placenta. DM199 has the potential to not only address hypertension of PE but also confer disease modifying outcomes for both maternal and perinatal outcomes including fetal growth restriction.

Our clinical program in AIS centers on our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants  at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility, or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients who received mechanical thrombectomy (MT) or participants with large vessel occlusions in the intracranial carotid artery or the M1 segment for the middle cerebral, vertebral or basilary arteries or those that are otherwise eligible for MT. As a result of our recent protocol amendment, participants treated with tissue plasminogen activator (tPA) or tenecteplase (TNK), thrombolytic agents intended to dissolve blood clots, are now eligible for participation if they continue to experience a persistent neurological deficit and meet all other trial criteria, including repeat brain imaging to assess any hemorrhagic (bleeding) transformation. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA/TNK and/or MT. The primary endpoint of the ReMEDy2 trial is physical recovery from stroke as measured by the well-established modified Rankin Scale (mRS) at day 90, specifically recovering to an mRS score of 0-1 (mRS range of 0-6). We believe that our ReMEDy2 trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

Our clinical development program in PE is a safety, tolerability, and pharmacodynamic, proof-of-concept study in patients with PE and is financed as an investigator-sponsored trial (IST). This is a Phase 2 single center, open-label, multiple ascending dose (MAD, intravenous plus subcutaneous), dose escalation study being conducted at  the Tygerberg Hospital, Cape Town, South Africa.

As announced in November 2024, enrollment commenced in the dose escalation portion of this study. Up to 90 women with PE, and potentially an additional 30 subjects with fetal growth restriction, may be evaluated. Part 1A of the PE study is recruiting up to 30 women planned for delivery within 72 hours and Part 2 will recruit up to 90 women in the expectant management setting. Part 1A of the study is intended to identify a suitable dose for Part 2 of the study and key outcomes from Part 1A are safety (including confirmation that DM199 does not cross the placental barrier), tolerability and identification of a suitable Phase 2 dose. Two efficacy endpoints being tracked are the change in maternal systolic blood pressure (SBP) after dosing and, for patients with early onset PE, improved baseline uterine artery blood flow. The results from Part 1A are expected in the second quarter of 2025.

We believe DM199 has the potential to treat a variety of diseases where restoring healthy function requires sufficient activity of KLK1 and the kallikrein-kinin system (KKS). Today, forms of KLK1 derived from human urine and the pancreas of pigs are approved and sold in Japan, China and South Korea to treat AIS, hypertension and other related vascular diseases. We believe millions of patients have been treated with these KLK1 therapies, including up to one million AIS patients now being treated annually with human urinary-derived KLK1 in China. Over 200 clinical studies in China have found urinary-derived KLK1 effective for increasing blood flow, decreasing ischemia in the penumbra, and reducing infarct size. Importantly, human urinary-derived KLK1 has not been shown to increase the risk of severe intracranial hemorrhage. Similarly, in the use of KLK1 to treat PE, preliminary evidence presented in several China-based studies using KLK1 derived from pig pancreas have shown reductions in maternal blood pressure and improvements in placental perfusion. However, given the small sample size of these studies, we remain cautious in our interpretation of the reported results and believe further study is necessary. We further note that there are numerous regulatory, commercial and clinical drawbacks associated with KLK1 derived from these sources which we believe can be overcome by developing a recombinant version of KLK1 such as DM199. We believe higher regulatory standards and the potential for impurities, endotoxins and chemical byproducts due to the inherent variability in the isolation and purification process are the primary reasons why KLK1 derived from these sources are not currently available and used in the United States or Europe. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor are we aware of any recombinant version in development, other than our drug candidate, DM199.

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

KLK1 is involved in multiple biochemical processes. The most well-characterized activity of KLK1 is the enzymatic cleavage of low molecular weight kininogen (LMWK) to produce Lys-bradykinin (BK)-like peptides, collectively known as kinins, which activate BK receptors (primarily BK2R since the BK1R is typically only activated in pathological situations). As illustrated below, activation of BK receptors by kinins sets in motion metabolic pathways which locally produce nitric oxide, prostaglandins (primarily prostacyclin in endothelial cells) and endothelium-derived hyperpolarizing factor. Increased nitric oxide and prostacyclin work through the cyclic guanosine monophosphate (cGMP) and cyclic nucleotides cyclic adenosine monophosphate (cAMP) pathways, to preferentially relax smooth muscle cells and improve blood flow (through vasodilation), potentially protecting tissues and end-organs from ischemic damage. Scientific literature, including publications in Circulation Research, Immunopharmacology and Kidney International, suggests that lower endogenous KLK1 levels in patients are associated with diseases related to vascular disorders, such as stroke, renal diseases and hypertension. DM199, as a protein augmentation therapy, is intended to increase KLK1 levels to more fully activate the KKS driving the local production of NO, PGI2 and EDHF, to promote endothelial health and protect the brain and kidney from damage. By providing additional supply of the KLK1 protein, DM199 treatment could potentially improve blood flow and reduce inflammation in damaged end-organs, such as the brain and the kidneys, supporting their structural integrity and normal functioning.

We have conducted numerous internal and third-party analyses to demonstrate that DM199 is structurally and functionally equivalent to KLK1 derived from human urine. Specifically, the amino acid structure of DM199 is nearly identical to the human urine form, and the enzymatic and pharmacokinetic profiles are substantially similar to both human urine and porcine derived KLK1. The physiological effects of DM199 on blood pressure, from our completed studies, are similar to that of human urine and porcine-derived forms of KLK1. We believe that the results of this work suggest that the therapeutic action of DM199 will be the same or potentially better than that of the human urinary and porcine forms of KLK1 marketed in Asia.

We believe DM199 may provide a new treatment with significant benefits over the current standards of care by offering a therapeutic treatment option to a greater number of patients with the potential for fewer side effects.

Summary of Clinical Results

To date, clinical trials have been and/or are being conducted in the United States, Europe and Australia. We believe the clinical data generated to date by DM199 supports the continued development of DM199 as a treatment for AIS and PE.

●

Our Phase 2 ReMEDy1 trial of DM199 in the treatment of AIS (n=91) met our primary safety and tolerability end points and demonstrated a statistically significant reduction in the number of participants with recurrent ischemic stroke (reported as stroke in evolution or stroke progression by the investigators) in the active treatment group: 0 (0%) participants treated with DM199 vs. 6 (13%) on placebo (p=0.012), with 4 of the 6 resulting in participant death. In a subgroup analysis of participants not receiving mechanical thrombectomy prior to enrollment (n=46), patients treated with DM199 demonstrated a 15% absolute improvement in excellent outcomes based upon recovering to a mRS of 0-1. In participants treated with DM199 (n=24) vs. supportive care and/or tPA (n=21), the results showed that 25% of participants receiving DM199 progressed to a full or nearly full recovery at 90 days (mRS: 0-1), compared to 10% of participants in the placebo group. This represents a 15% absolute increase in the proportion of participants achieving a full or nearly full recovery. Additionally, subject deaths decreased from 24% in the placebo group to 12% in the DM199 treatment group, a 50% relative reduction. This subgroup represents the participants most closely aligned with the target treatment population for DM199 in our ReMEDy2 trial.

●

We conducted our Phase 2 REDUX trial of DM199 (subcutaneous administration) in participants with chronic kidney disease (n=84). Most notably, hypertensive participants experienced statistically significant reductions in systolic blood pressure. In addition, DM199 demonstrated a statistically significant decrease in potassium levels in patients with high baseline levels of potassium (greater than 5 mmol/L). DM199 was also observed to be generally safe and well tolerated. We believe this is additional supportive clinical evidence of the ability of DM199 to safely reduce blood pressure in patients with refractory hypertension as we further explore DM199 in preeclampsia.

●

During the time of the clinical hold on our ReMEDy2 trial, which was lifted in June 2023, we conducted a Phase 1c single ascending dose (SAD) study of DM199 administered with the intravenous (IV) bags, made from poly vinyl chloride (PVC) used in the ReMEDy2 trial. The purpose of the study was to confirm, with human data, the DM199 blood concentration levels achieved with the IV dose level of 0.50 µg/kg and further evaluate safety and tolerability. We also completed a supplemental cohort comprised of hypertensive patients being treated with ACEi prior to enrolling. All ACEi patients received the full IV dose at the 0.5 µg/kg level with no instances of hypotension. We believe that the results from this study provide further assurance to potential investigators that ACEi patients may be safely included in the ReMEDy2 trial.

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

Supporting Data for Use of DM199 (KLK1)

KLK1 derived from human urine was approved in China in 2005. KLK1 derived from the pancreas of pigs has been approved in Japan for several decades. There is one company selling human urine derived KLK1 in China, and we believe human urine derived KLK1 is currently being used to treat up to one million AIS patients per year. We believe that approximately 20 companies are marketing porcine KLK1 in Japan, China and South Korea for hypertension, certain chronic kidney and other vascular diseases. We have identified several hundred papers supporting the clinical use of urinary and porcine derived KLK1 from China, Japan and South Korea.

Studies have shown that lower KLK1 levels are also a predictor of stroke recurrence. The red line in the graph below represents patients in the lowest KLK1 quartile who were at the highest risk for recurrence of stroke. (2,478 stroke patients and event free survival over 5 years).

Low KLK1 Levels Are Associated With Stroke Recurrence

Source: Annals of Neurology (2011) 70:265-73

Our Strategy

Our mission is to improve the lives of people suffering from severe ischemic diseases. Our near-term goal is to principally focus on executing our ReMEDy2 Phase 2/3 trial of DM199 in AIS and Phase 2 investigator-sponsored trial of DM199 in PE. Key elements of our strategy include:

●	DM199 for AIS – complete activation of up to 100 global clinical sites and enroll participants in our ReMEDy2 Phase 2/3 trial;
●

DM199 for PE – complete Part 1A and then Part 1B of the Phase 2 IST. Engage the FDA regarding our PE development program; file an IND; submit applications for Fast Track and/or Breakthrough designations; and initiate a new, global Phase 2 trial;

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

Unmet Medical Need in AIS

According to the World Health Organization, each year 12.2 million people worldwide suffer a stroke, of which 7.6 million are acute ischemic strokes. According to the U.S. Centers for Disease Control and Prevention (CDC), approximately 800,000 people in the U.S. suffer a stroke each year, of which 87% are acute ischemic strokes. We believe that stroke represents an area of significant unmet medical need and a KLK1 therapy (such as DM199) could provide a significant patient benefit, in particular, given its proposed treatment window of up to 24 hours after the first sign of symptoms.

Limitations of Current Treatments for Acute Ischemic Stroke

Tissue plasminogen activator is a clot-dissolving medicine approved in 1996 by the U.S. FDA to treat acute ischemic stroke. Unfortunately, tPA has several drawbacks that limit its clinical usage. These include its narrow therapeutic window of 3 to 4.5 hours, potential complications with IV administration, and a high risk of bleeding into the brain (hemorrhages), which, due to a lack of reversibility, is the most severe complication of treatment, limiting its usefulness for the majority of stroke patients.

A newer treatment option for patients with acute ischemic stroke is mechanical thrombectomy (MT), a minimally invasive surgical procedure that uses a mechanical device to remove an intra-arterial blood clot in patients who present with large vessel occlusion (LVO) stroke. Large vessels are the main arteries supplying blood to the brain, including the internal carotid artery, middle cerebral artery, anterior cerebral artery, or basilar artery. During an MT procedure, a computed tomography (CT) angiogram scan confirms the location and size of the clot, which is then removed mechanically using a catheter threaded through the arteries. Clinical studies show the method can significantly increase a stroke patient's return to independent life and drastically reduce mortality. While MT represents a significant advancement in AIS care, LVO stroke as described above represents only approximately 30% of all AIS, thereby leaving the majority of patients without acute treatment. Moreover, the medical infrastructure required to identify and treat a patient with an LVO is such that this therapy is limited to nations with comprehensive healthcare systems.

The limitations of both tPA and endovascular thrombectomy treatments leave up to 80% of patients without acute intervention. Therefore, there is a significant unmet need for a widely accessible, off-the-shelf drug with a broad therapeutic window that is safe, effective, and reversible in the event of unwanted bleeding.

Acute Ischemic Stroke Treatment Options

According to the CDC, stroke incidence in the United States and its related effects include:

●

Every year in the United States, approximately 800,000 people experience a stroke (ischemic or hemorrhagic). Approximately 600,000 of these are first events and approximately 25%, or 185,000, are recurrent stroke events.

●

Approximately one of every 20 deaths in the United States is caused by stroke, which is the fifth leading cause of death. On average, someone in the United States has a stroke every 40 seconds and someone dies from a stroke every 3.2 minutes.

●	Stroke is the leading cause of serious long-term disability and reduces mobility in more than half of stroke survivors aged 65 and over.
●

Risk of having a first stroke is nearly twice as high for non-Hispanic black adults as for white adults, and non-Hispanic black adults and Pacific Islander adults have the highest rate of death due to stroke.

●	Six in 10 people who die from stroke are women.
●	Stroke-related costs in the United States came to nearly $56.2 billion between 2019 and 2020, including the cost of health care services, medications and missed days of work.

DM199 – Our Novel Solution for the Treatment of AIS

In response to an ischemic stroke, bradykinin 2 receptors (BK2) are significantly upregulated (increased) in the arteries affected by the stroke, the ischemic penumbra. This phenomenon has been observed in animal stroke models, showing a 36-fold increase on the ipsilateral side and a 10-fold increase on the contralateral side (PLOS ONE (2018), 13(6), e0198553.https://doi.org/10.1371/journal.pone.0198553). In these oxygen depleted arteries, the increased BK2 receptors signal the need for BK to bind and restore blood flow to these at-risk arteries in the ischemic penumbra. The treatment with DM199 is intended to increase the availability of BK to bind with the BK2 receptors to improve collateral circulation and increase oxygenation to the ischemic penumbra. In binding with the BK2 receptors expressed on endothelial cells (exposed to internal lumen of the artery), DM199, via production of bradykinin, activates the body’s natural physiologic processes and therefore does not need to pass through the blood brain barrier, which is a specialized structure that is difficult for many therapeutic agents to cross.

As depicted in the graphic below, we believe the mechanism of action for DM199 (KLK1) has the potential to preserve “at risk” penumbral brain tissue by facilitating the release of endothelial nitric oxide, prostacyclin and endothelium-derived hyper polarizing factor which may acutely increase cerebral blood flow by selectively vasodilating these penumbral arteries increasing collateral blood flow and restoring oxygen levels preserving/rescuing these cerebral tissues.

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

Supporting Data from the Use of Urine-derived KLK1 for the Treatment of AIS in China

In China, Kailikang® is approved and marketed by Techpool Bio-Pharma Inc., a company controlled by Shanghai Pharmaceuticals Holding Co. Ltd. Kailikang has been approved for the treatment of AIS in China. We believe the initial treatment window is up to 48 hours after stroke symptom onset. Based on data from IQVIA real world and health data, other publications and our own internal analysis, we estimate that over 600,000 stroke patients in China were treated in 2022 with Kailikang. More than 50 published clinical studies, covering over 4,000 stroke patients, have demonstrated a beneficial effect of Kailikang treatment in AIS, including improvements in standard stroke scores, increased blood flow, and reduced infarct size/ischemia in the brain. In a double-blinded, placebo-controlled trial of 446 participants treated with either Kailikang or a placebo with initial treatment administered up to 48 hours after symptom onset showed significantly better scores on the European Stroke Scale and Activities of Daily Living at three weeks post-treatment and after three months using the Barthel Index, (China Journal of Neurology (2007), 40:306–310).

Additionally, a comprehensive meta-analysis covering 24 clinical studies involving 2,433 patients concluded that human urinary KLK1 appears to ameliorate neurological deficits for patients with AIS and improves long-term outcomes, though a few treated patients suffered from transient hypotension (Journal of Evidence-Based Medicine (2012) 5:31-39, https://doi.org/10.1111/j.1756-5391.2012.01167.x)

Furthermore, in a retrospective study covering 300 consecutive AIS patients, subjects treated with human urinary KLK1 experienced a 6.5% absolute reduction (p=0.009) in recurrent strokes (39% relative) within one year (Brain and Behavior (2018), https://onlinelibrary.wiley.com/doi/pdf/10.1002/brb3.1033).

Preeclampsia Background and Disease Pathology

Preeclampsia Background

PE is a complex disorder affecting multiple body systems, occurring in 2 to 5% of pregnancies. It typically presents after 20 weeks of gestation with new onset hypertension and organ dysfunction, such as renal or liver impairment. It is a major cause of maternal and infant morbidity and mortality, especially in cases of early onset preeclampsia occurring before 34 weeks of gestation. Globally, this condition leads to the deaths of approximately 76,000 women and 500,000 newborns each year. Both pre-eclampsia and fetal growth restriction arise from poor placental function due to reduced placental perfusion, histopathologically evident as maternal vascular malperfusion injuries. Preeclampsia is further characterized by endothelial dysfunction and maternal vascular injury. This leads to hypertension and vasoconstriction of vessels, which damages many end organs supplied by these vessels. Preeclampsia is associated with placental and systemic inflammation, oxidative stress and an anti-angiogenic state. Hence, a drug that improves vasodilates blood vessels to improve organ and placenta perfusion and promotes vascular health (via pro-angiogenesis and reductions in inflammation and oxidative stress) may be a treatment for both conditions.

There are currently no FDA-approved therapeutics for PE and the only cure is delivery of the fetus, often prematurely. Control of blood pressure is the mainstay treatment for preeclampsia, but it does not modify progression of the disease and first-line hypertension medications ACE inhibitors and angiotensin receptor blockers (ARBs) are contraindicated due to causing fetal harm. Magnesium sulfate is used to prevent seizures in women and steroids are given to enhance fetal lung maturation.

Stage 1: Placental Disease

The maternal spiral arteries supply blood to the intervillous space of the placenta, undergoing significant structural, cellular, molecular, and functional changes from approximately week 10 to week 22 of gestation to support the growing fetus's increasing metabolic demands. During the first trimester, placental trophoblasts invade these arteries, replacing the endothelial cells and smooth muscle cells with extravillous trophoblast cells, resulting in the loss of vasomotor control and a transformation into rigid, fixed-diameter vessels. This process enlarges the vessel diameter by at least 10-fold, creating a low-resistance, high-capacity uteroplacental interface that allows for maximal and constant blood flow to the villous. The remodeled spiral artery network is essential for efficient nutrient and waste exchange, as the uteroplacental blood flow increases from 45 mL/min to 750 mL/min at term to support the high metabolic demands of the fetus. In PE, trophoblast invasion is impaired leading to incomplete remodeling of the spiral arteries and shallow placentation. This defective placentation in preeclampsia results in high resistance uterine circulation, causing impaired placental perfusion.

Stage 2: Maternal Vascular Disease and Subsequent Endothelial Dysfunction

When deprived of adequate blood flow, the hypoxic placenta experiences oxidative stress and releases antiangiogenic factors (sFlt-1, sEng), proinflammatory cytokines (TNF-α, IL-6), and other harmful substances into the maternal blood stream. These factors damage the maternal endothelium, elevate blood pressure, and contribute to organ damage. Moreover, this damage also depresses intrauterine blood flow causing reduced placental perfusion leading to a negative feedback loop. This cycle accelerates further with the increasing metabolic demands of a growing fetus, creating the perfect ischemic storm.

Unmet Medical Need in Preeclampsia

According to the Preeclampsia Foundation, one in every 12 pregnancies is affected by preeclampsia, with an annual incidence of approximately 200,000 pregnancies in the United States. Early-onset preeclampsia, which occurs before 34 weeks of gestation, affects up to 30,000 pregnancies annually and is more severe than late-onset preeclampsia (occurring after 34 weeks). Early-onset preeclampsia poses a higher risk of fetal morbidity and mortality, with infants being born significantly earlier, increasing their risk of future developmental challenges. Women with preeclampsia are twice as likely to develop heart disease or suffer a stroke and four times as likely to develop high blood pressure. Additionally, preeclampsia disproportionately affects African American women, who are 60% more likely to develop the condition than white women and are also more likely to experience severe forms of preeclampsia

DM199 – Our Novel Solution for the Treatment of Preeclampsia

DM199 is being developed as a potentially disease-modifying treatment to safely extend gestation and improve maternal and fetal outcomes in preeclampsia. In the maternal vasculature, DM199 may lower blood pressure, improve endothelial health, and enhance blood flow to key organs. It also has the potential to increase placental perfusion by dilating intrauterine arteries, which could promote fetal growth and reduce harmful placental factors such as sFlt-1 and sEng. This effect is believed to result from the inadequate remodeling of spiral arteries supplying the placenta, leaving endothelial and smooth muscle cells intact and vasoactive, making them a suitable pharmaceutical target for DM199.

A key potential safety advantage of DM199 in preeclampsia is that it is a large protein that is not expected to cross the placental barrier due to its molecular size and the absence of known active transport mechanisms for serine proteases. In contrast, small molecules, including most oral medications, passively cross the placental barrier, while monoclonal antibodies are transported through active transport mechanisms. This was further supported by a placental transfer study conducted in rodents, which demonstrated that DM199 remained confined to the maternal circulation. By avoiding transfer to the fetus, DM199 potentially offers a significant safety advantage over small molecules such as ACE inhibitors, angiotensin receptor blockers, and phosphodiesterase 5 (PDE5) inhibitors (e.g., sildenafil), which are known to cross the placental barrier and cause harm to the fetus.

The mode of action of DM199 is believed to involve the increased production of endothelial nitric oxide, prostacyclin, and endothelium-derived hyperpolarizing factor, pathways that are typically suppressed or impaired in preeclampsia. Additionally, DM199 may enhance vascular endothelial growth factor (VEGF) signaling, which is disrupted in preeclampsia due to elevated levels of circulating sFlt-1. This mechanism is thought to involve activation of the bradykinin 2 receptor, leading to either direct transactivation of the VEGF2 receptor or crosstalk between the nitric oxide and VEGF intracellular signaling pathways.

DM199 has demonstrated blood pressure reductions in multiple prior studies. New results from analysis of all participants with elevated blood pressure (baseline systolic blood pressure ≥ 130 mmHg) from the DM199 Phase 2 REDUX clinical trial, in three types of chronic kidney disease (CKD), demonstrated a statistically significant reduction in systolic blood pressure (SBP) at day 95:

	REDUX Phase 2 CKD Trial Results: Baseline SBP*
	SBP ≥130 mmHg	SBP ≥140 mmHg	SBP ≥150 mmHg
Day 95 Change from Baseline	-7.7 mmHg	-12.6 mmHg	-22.1 mmHg
P-value (Student’s T-Test)	0.011	0.004	0.003
Number of Participants	47	31	15

*Includes participants from all cohorts

DiaMedica has also completed studies on fertility, embryofetal development and pre- and post-natal development in animal models, which support the potential safety in pregnant humans. As described above, the placental transfer study in pregnant rodents demonstrated that DM199 did not cross the placental barrier. Specifically, DM199 was detectable in the maternal blood, but undetectable in the fetal blood.

Our Competition and Current Treatments for Acute Ischemic Stroke and Preeclampsia

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

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and greater experience in obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for competitive products and achieving widespread market acceptance. Our competitors’ treatments may be more effectively marketed and sold than any products we may commercialize, thus limiting our market share and resulting in a longer period before we can recover the expenses of developing and commercializing our DM199 product candidate.

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

We also compete for staff, development and clinical resources. These competitors may adversely impact our ability to: recruit or retain qualified clinical, scientific and management personnel; engage specific advisors or clinical research organizations due to conflicts of interest or their capacity constraints; and may also delay recruitment of clinical study sites and study volunteers, any of which may impede progress in our development programs.

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

Acute Ischemic Stroke

Currently, there is one approved pharmaceutical treatment for AIS. That treatment is tPA (marketed under the brand name Activase®), and its therapeutic window is limited to up to 4.5 hours after the AIS. There are, however, a number of companies that are actively pursuing a variety of approaches to develop pharmaceutical products for the treatment of AIS including, among others:

●	tPA extended treatment window (Genentech / Boehringer Ingelheim)
●	RNA aptamer (Basking Biosciences)
●	Tenecteplase (Genentech / Boehringer Ingelheim)
●	Cell protection and anti-inflammation (ZZ Biotech LLC)
●	Neuroprotector (Mitsubishi)
●	TS23 (Translational Sciences)
●	Solvateltide (Pharmazz)
●	Sanbexin (Simcere)
●	LT3001 (Lumosa)
●	Asundexian (Bayer)
●	Milvexian (Janssen/BMS)

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

Preeclampsia

There are currently no FDA-approved treatments for preeclampsia and only a limited number of therapeutics in development. Metformin, an established treatment for type 2 diabetes that improves insulin sensitivity and lowers glucose levels, is being studied in late-stage clinical trials in South Africa and Sweden but not in the United States. CBP-4888, a short interfering RNA (siRNA) targeting sFlt-1, is being developed by Comanche Biopharma. It has completed healthy volunteer studies and is expected to be studied in the treatment of pregnant patients with preeclampsia in the future.

DM199 Clinical Trials

AIS Phase 2/3 ReMEDy2 Trial

We are currently conducting our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility, or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients who received mechanical thrombectomy or participants with large vessel occlusions in the intracranial carotid artery or the M1 segment for the middle cerebral, vertebral or basilary arteries or those that are otherwise eligible for MT. As a result of our recent protocol amendment, participants treated with tPA or TNK, (thrombolytic agents) intended to dissolve blood clots, are now eligible for participation if they continue to experience a persistent neurological deficit after receiving thrombolytic treatment and meet all other trial criteria, including repeat brain imaging to assess any hemorrhagic (bleeding) transformation. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA/TNK and/or MT. We believe that the ReMEDy2 trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

The primary endpoint of the ReMEDy2 trial is physical recovery from stroke as measured by the well-established modified Rankin Scale at day 90. The mRS is a commonly used scale for measuring the degree of disability or dependence in the daily activities of people who have suffered a stroke. Secondary endpoints for the trial will evaluate, among other things, mRS shift (which shows the treatment effect on participants across the full spectrum of stroke severity), participant deaths, the National Institute of Health Stroke Score (NIHSS), Barthel Index (BI) stroke scales, and stroke recurrence. Recurrent strokes represent 25% of all ischemic strokes, often occurring in the first few weeks after an initial stroke and are typically more disabling, costly and fatal than initial strokes.

In July 2022, we announced that the FDA placed a clinical hold on the investigational new drug application (IND) for our Phase 2/3 ReMEDy2 trial. The clinical hold was issued following us voluntarily pausing participant enrollment in the trial to investigate three unexpected instances of clinically significant hypotension (low blood pressure) occurring shortly after initiation of the IV dose of DM199. In September 2022, we submitted our analysis of the events leading to and causing the hypotensive events and proposed protocol modifications to address the mitigation of these events for future trial participants. Following review of this analysis, the FDA informed us that they were continuing the clinical hold and requesting, among other items, an additional in-use in vitro stability study of the IV administration of DM199, which includes testing the combination of the IV bag, IV tubing and mechanical infusion pump, to further rule out any other cause of the hypotension events. The requested in-use study was completed at an independent laboratory and the results were substantially consistent with our earlier testing of the IV bags. In May 2023, these additional supporting data were submitted to the FDA in our clinical hold response. In June 2023, the FDA completed review of our clinical hold response and informed us that the clinical hold was removed, allowing us to resume our Phase 2/3 ReMEDy2 trial.

Prior to the clinical hold of our ReMEDy2 trial, we had experienced and are now continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring and overall program management. In addition, we made the decision to globally expand the trial; and to this end, we have submitted or are in the process of preparing regulatory filings and identifying and engaging study sites in the countries of Canada, Australia and Georgia; and we are conducting feasibility assessments in an additional seven European countries. We also recently revised the study protocol to widen the inclusion criteria and reduce the burden on participants and sites. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial; however, no assurances can be provided as to the success of these mitigation actions and if or when these issues will resolve. The failure to resolve these issues will result in delays in our ReMEDy2 trial.

In September 2021, the FDA granted Fast Track designation to DM199 for the treatment of AIS. The FDA may grant Fast Track designation to a drug that is intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need. The FDA provides opportunities for frequent interactions with the review team for a Fast Track product, including end-of-Phase 2 meetings with the FDA to discuss study design, extent of safety data required to support approval, dose-response concerns, and use of biomarkers. A Fast Track product may also be eligible for rolling review, where the FDA reviews portions of a marketing application before the sponsor submits the complete application.

Phase 1C Open Label Safety Trial

Concurrently with performing the requested in-use study to lift the prior clinical hold, we also conducted a Phase 1C open label, single ascending dose (SAD) study of DM199 administered with the PVC IV bags used in the ReMEDy2 trial. The purpose of the study was to confirm, with human data, the DM199 blood concentration levels achieved with the IV dose and further evaluate safety and tolerability. This study was conducted in Australia. The third cohort, which received the 0.50 µg/kg dose level used in the ReMEDy2 trial, was dosed in April 2023 with no significant adverse events related to DM199. The pharmacokinetic data, including the DM199 blood concentration levels, for all cohorts was included as supplemental information in our clinical hold response to the FDA. In investigating the cause of the unexpected instances of hypotension, we noted that all three participants were receiving ACEi therapy at the time of their enrollment. Given this, we also completed an additional, fourth cohort of hypertensive patients (Part B) being treated with ACEi prior to enrolling. All ACEi patients received the full IV dose at the 0.5 µg/kg level with no instances of hypotension. We believe that these results provide further assurance to investigators in our ReMEDy2 trial that ACEi patients may be safely included in the ReMEDy2 trial.

AIS Phase 2 ReMEDy1 Trial

In May 2020, we announced top-line data from our Phase 2 ReMEDy1 trial assessing the safety, tolerability and markers of therapeutic efficacy of DM199 in patients suffering from AIS. We initiated treatment in this trial in February 2018 and completed enrollment in October 2019 with 92 participants. The study drug (DM199 or placebo) was administered as an IV infusion within 24 hours of stroke symptom onset, followed by subcutaneous injections later that day and once every 3 days for 21 days. The trial was designed to measure safety and tolerability along with multiple tests designed to investigate DM199’s therapeutic potential including plasma-based biomarkers and standard functional stroke measures assessed at 90 days post-stroke. Standard functional stroke measurements include the Modified Rankin Scale, National Institutes of Health Stroke Scale and the Barthel Index. The trial met primary safety and tolerability endpoints and was generally safe and well tolerated. In addition, there was a demonstrated therapeutic effect on the rate of severe stroke recurrence inclusive of all participants and there was also a demonstrated therapeutic effect on the physical recoveries of participants that received tPA prior to enrollment but not in participants receiving mechanical thrombectomy prior to enrollment.

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

When participants treated with mechanical thrombectomy are excluded from the ReMEDy1 trial data set, which represents the group of participants most closely aligned with the target treatment population for DM199 in the ReMEDy2 trial, a positive therapeutic effect on participant physical recoveries was observed. As shown in the table below, when evaluating the participants treated with DM199 (n=25) vs. supportive care and/or tPA (n=21), the results showed that 36% of participants receiving DM199 progressed to a full or nearly full recovery at 90 days (NIHSS: 0-1), compared to 14% of participants in the placebo group. This represents a 22% absolute increase in the proportion of participants achieving a full or nearly full recovery. Additionally, subject deaths decreased from 24% in the placebo group to 12% in the active therapy group, a 50% relative reduction. Note that the number of subjects in these subsets were insufficient for statistical significance.

DM199 vs. Supportive Care and/or tPA

	NIHSS Outcomes at 90 Days
	0-1	2-8	≥9	Death
Placebo (n=21)	14%	57%	5%	24%
DM199 (n=25)	36%	36%	16%	12%

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

CKD Phase 2 REDUX Trial

Our REDUX trial was a multi-center, open-label investigation of participants with mild or moderate chronic kidney disease (Stage II or III) and albuminuria. The trial was conducted in the United States and included three cohorts: non-diabetic, hypertensive African Americans (AA) (n=24); IgA Nephropathy (IgAN) (n=25); and Type 2 diabetics with CKD, hypertension and albuminuria (n=35). The trial evaluated two dose levels of DM199 within each cohort. Study participants received DM199 by subcutaneous (SC) injection twice weekly for 95 days. The primary study endpoints, evaluated after three months of treatment, included safety, tolerability, blood pressure, albuminuria and kidney function, which are evaluated by changes from baseline in estimated glomerular filtration rate, albuminuria, as measured by the urinary albumin to creatinine ratio, and blood pressure in hypertensive participants.

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

Potential DM199 Commercial Advantages

Several researchers have studied the structural and functional properties of KLK1. This deep body of knowledge has revealed the potential clinical benefits of KLK1 treatments. Today, forms of KLK1 derived from human urine and the pancreas of pigs are approved and sold in Japan, China and South Korea to treat AIS, retinopathy, hypertension and related diseases. We are not aware of any recombinant version of KLK1 with regulatory approval for human use in any country, nor any recombinant version in development other than our drug candidate DM199. We believe at least five companies have attempted, unsuccessfully, to create a recombinant version of KLK1.

The growing understanding of the role of KLK1 in human health and its use in Asia as an approved therapeutic highlight two important potential commercial advantages for DM199:

●

KLK1 treatment is sold in Japan, China and South Korea. Research has shown that patients with low levels of KLK1 are associated with a variety of diseases related to vascular dysfunction, such as AIS, retinopathy and hypertension. In randomized, controlled clinical trials, human urine and porcine derived KLK1 has demonstrated statistically significant clinical benefits in treating a variety of patients with KLK1 compared to placebo. These efficacy results are further substantiated by established markets in Japan, China and South Korea for pharmaceutical sales of KLK1 derived from human urine and the pancreas of pigs. We estimate that millions of patients have been treated with these forms of KLK1 in Asia. Altogether, we believe this supports a strong market opportunity for a recombinant version of KLK1 such as DM199.

●

KLK1 treatment has had limited side effects and has been well tolerated in studies to date. KLK1 is naturally produced by the human body; and, therefore, the body’s own control mechanisms act to limit potential side effects. The side effect observed to limit participant tolerability in our clinical trials was orthostatic hypotension, or a sudden drop in blood pressure, which has been primarily seen at doses 10 to 20 times higher than our anticipated therapeutic dose levels. Most recently, clinically significant, transient hypotension (low blood pressure) occurring shortly after initiation of the IV dose of DM199 was experienced by three participants in our ReMEDy2 trial which were the cause of us pausing participant enrollment and the FDA placing a clinical hold on the IND for our ReMEDy2 trial. The blood pressure levels of the three participants recovered back to their baseline blood pressure within minutes after the IV infusion was stopped and the participants suffered no injuries. We believe that these events were caused by our switching away from the type of IV bag used in the prior ReMEDy1 trial, where no hypotensive episodes were reported, which resulted in an unintended, elevated dose of DM199 being delivered in the ReMEDy2 trial. We believe that by reducing the dose rate for the IV infusion to a level that matches the effective dose rate in the ReMEDy1 trial, we can manage and/or eliminate the clinically significant hypotensive events.

Moreover, we understand that routine clinical use of KLK1 treatment in Asia has been well-tolerated by patients for several decades. In 2017, we completed a clinical trial comparing the pharmacokinetic profile of DM199 to the human urinary form of KLK1 (Kailikang), which showed DM199, when administered in IV form, had a similar pharmacokinetic profile. Further, when DM199 was administered subcutaneously, DM199 demonstrated a longer acting pharmacokinetic profile, superior to the IV administered Kailikang and DM199.

In addition, we believe that there are also significant formulation, manufacturing, regulatory, and other advantages for recombinant human KLK1 drug candidate DM199:

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

Prior to obtaining regulatory approval to market a therapeutic product, every national regulatory agency has a variety of statutes and regulations which govern the principal development activities. These laws require controlled research and testing of products, governmental review, and approval of a submission containing preclinical and clinical data establishing the safety and efficacy of the product for each use sought, as well as approval of manufacturing facilities, including adherence to good manufacturing practices (GMP) during production and storage, and control of marketing activities, including labeling and advertising.

None of our product candidates have been completely developed or tested; and, therefore, we are not yet in a position to seek regulatory approval in any territory to market any of our product candidates.

The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our current or future product candidates, are subject to extensive regulation by governmental authorities in the United States and other countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process, or after approval may subject us to a variety of administrative or judicial proceedings, penalties or sanctions, including refusal by the applicable regulatory authority to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

U.S. Approval Process

In the United States, the FDA is responsible for the review and approval of therapeutic products. The FDA’s mission is to ensure that all therapeutic products on the market are safe and effective. The FDA’s approval process examines and thoroughly reviews potential new therapeutic products and only those that are in compliance with the Food & Drug Cosmetic Act (FDCA) and applicable regulations, are approved.

DM199 is subject to regulatory approval by FDA in the United States because it is a therapeutic product intended for use in humans. The regulatory approval process for DM199 is likely a Biological License Application (BLA) under the Public Health Service Act because DM199 is a recombinant form of the human tissue KLK1 protein. Biological products, like drugs, are used for the treatment, prevention or cure of disease in humans. In contrast to drugs, which are generally chemically-synthesized, biological products are generally derived from living material, and include most protein products intended for therapeutic use. Biological products are considered a subset of drugs and, therefore, also regulated under the FDCA, like drugs. However, the regulatory approval process for a drug is based on a new drug application (NDA) per the drug approval provisions of the FDCA; whereas, the regulatory approval process for a biologic is based on the biological license application (BLA) under the Public Health Service Act.

In addition to regulatory approval, the FDCA and corresponding regulations require licensing of manufacturing facilities, carefully controlled research and testing of products, governmental review and approval of test results prior to marketing of therapeutic products, and adherence to GMP, as defined by each licensing jurisdiction, during production.

A generic description of the different stages in the biologic license application and drug approval process in the United States follows.

Stage 1: Preclinical Research. After an experimental product is discovered, research is conducted to help determine its potential for treating or curing an illness. This is called preclinical research. Animal and/or bench studies are conducted to determine if there are any harmful effects of the product and to help understand how the product works. Information from these experiments is submitted to the FDA as part of an IND. The FDA reviews the information in the IND and decides if the product is safe to study in humans.

Stage 2: Clinical Research. The experimental product is next studied in humans. The studies are known as clinical trials. Clinical trials are carefully designed and controlled experiments in which the experimental product is administered to patients to test its safety and to determine the effectiveness of an experimental product. The four general phases of clinical research are described below.

●

Phase 1 Clinical Studies. Phase 1 clinical studies are generally conducted with healthy volunteers who are not taking other medicines; patients with the illness that the product is intended to treat are not tested at this stage. Ultimately, Phase 1 studies demonstrate how an experimental product affects the body of a healthy individual. Phase 1 consists of a series of small studies consisting of tens of volunteers. Tests are done on each volunteer throughout the study to see how the person’s body processes, responds to, and is affected by the product. Low doses and high doses of the product are usually studied, resulting in the determination of the safe dosage range in volunteers by the end of Phase 1. This information will determine whether the product proceeds to Phase 2.

●

Phase 2 Clinical Studies. Phase 2 clinical studies are conducted in order to determine how an experimental product affects people who have the disease to be treated. Phase 2 usually consists of a limited number of studies that help determine the product’s short-term safety, side effects, and general effectiveness. The studies in Phase 2 often are controlled investigations involving comparison between the experimental product and a placebo, or between the experimental product and an existing product. Information gathered in Phase 2 studies will determine whether the product proceeds to Phase 3.

●

Phase 3 Clinical Studies. Phase 3 clinical studies are expanded controlled and uncontrolled trials that are used to more fully investigate the safety and effectiveness of the product. These trials differ from Phase 2 trials because a larger number of patients are studied (sometimes in the thousands) and because the studies are usually double blinded, placebo controlled and of longer duration. As well, Phase 3 studies can include patients who have more than one illness and are taking medications in addition to the experimental product used in the study. Therefore, the patients in Phase 3 studies more closely reflect the general population. The information from Phase 3 forms the basis for most of the product’s initial labeling, which will guide physicians on how to use the product.

●

Phase 4 Post-Approval Clinical Studies. Phase 4 clinical studies are conducted after a product is approved. Phase 4 studies may be required by the FDA or conducted by companies to more fully understand how their product compares to other products. FDA-required Phase 4 studies often investigate the product in specific types of patients that may not have been included in the Phase 3 studies and can involve very large numbers of patients to further assess the product’s safety.

Stage 3: FDA Review for Approval. Following the completion of Phase 3 clinical studies, the company prepares an electronic common technical document reporting all clinical, nonclinical and chemistry, manufacturing and control studies conducted on the product that is transmitted to the FDA as a Biologics License Application. The FDA reviews the information in the BLA to determine if the product is safe and effective for its intended use. For novel products or those raising significant questions, the FDA may convene an advisory panel meeting regarding the product to allow the FDA to gain feedback from experts. If the FDA determines that the product is safe and effective, the product may be approved and/or subject to additional labeling revisions or post-marketing requirements as a condition of approval.

Stage 4: Marketing. After the FDA has approved the experimental product, the company can make the product available to physicians and their patients. A company also may continue to conduct research to discover new uses for the product. Each time a new use for a product is discovered, the product once again is subject to the applicable FDA approval process before it can be marketed for that purpose.

All FDA approved therapeutic products are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA guidance documents, and promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, promoting products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet or social media. Failure to comply with FDA requirements is likely to have negative consequences, including adverse publicity, warning or enforcement letters from the FDA or the Federal Trade Commission (FTC), mandated corrective advertising or communications with doctors, product seizures or recalls and state or federal civil or criminal prosecution, injunctions and penalties.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

DM199 may qualify for 4 years of data exclusivity and 12 years of market exclusivity under the BPCIA, which was enacted as part of the ACA, as amended by the Health Care and Education Reconciliation Act of 2010. This means that FDA cannot accept any biosimilar applications based on data from a reference product for a period of four years from the date the reference product was first licensed. Additionally, under the BPCIA, a BLA may provide for 12 years of market exclusivity for a newly approved biologic product. This means FDA cannot approve any biosimilar applications for a period of 12 years from the date the reference product was first licensed. However, the BPCIA provides an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The new abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The new law is complex and is only beginning to be interpreted and implemented by the FDA.

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

Research and Development

We have devoted substantially all of our efforts to research and development (R&D), which therefore comprises the largest component of our operating costs. Our primary focus over the past approximately 12 years has been our lead product candidate, DM199, which is currently in clinical development for the treatment of AIS and PE.

We expect our R&D expenses will continue to increase in the future as we continue the development and clinical study of our initial product candidate, DM199, in AIS and PE and seek to pursue other indications or expand our product candidate portfolio. The process of conducting the necessary development and clinical research to obtain regulatory approval is costly and time-consuming; and we consider the active management and development of our clinical pipeline to be integral to our long-term success. The actual probability of success for each product candidate, clinical indication and preclinical program may be affected by a variety of factors including, among other things, the safety and efficacy data for each product candidate, amounts invested in their respective programs, competition and competitive developments, manufacturing capability and commercial viability.

R&D expenses include:

●	expenses incurred with third party service providers, such as contract research organizations and other study support services;
●	expenses incurred under agreements with clinical trial sites that conduct research activities on our behalf;
●	laboratory and vendor expenses related to the execution of clinical trials and non-clinical studies;
●	the cost of acquiring, developing, manufacturing, and distributing clinical trial materials;
●	employee and consultant-related expenses, which include salaries, benefits, consulting fees, travel and share-based compensation; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supply costs.

R&D costs are expensed as incurred. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites.

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

Our DM199 patent portfolio includes four granted U.S. patents, a granted European patent, a granted Canadian patent, and pending applications in Australia, Canada, China, Europe, India, Japan, South Korea, Hong Kong and the United States. Granted or pending claims offer various forms of protection for DM199, including claims to compositions of matter, pharmaceutical compositions, specific formulations and dosing levels and methods for treating a variety of diseases, including stroke, chronic kidney disease and related disorders. These U.S. patents and applications, and their foreign equivalents, are described in more detail below.

Issued patents held by us cover the DM199 composition of matter based on an optimized combination of closely related isoforms that differ in the extent of glycosylation (process by which sugars are chemically attached to proteins). Issued claims in this patent family cover the most pharmacologically active variants of DM199 and methods of using the same for treating ischemic conditions. These patents are due to expire in 2033. A second patent family includes an issued U.S. patent with claims directed to methods of treating subjects by administering a SC formulation of DM199 or related recombinant kallikrein-1 (KLK1) polypeptides and is predicted to expire in 2033. An additional patent application family is directed to a range of dose levels and dosing regimens of DM199 that are potentially useful for treating a wide range of diseases including, among others, pulmonary arterial hypertension, cardiac ischemia, chronic kidney disease, diabetes, stroke and vascular dementia, which if granted, are predicted to expire in 2038. This family has one issued U.S. patent directed to a range of dose levels for treating ischemic conditions, and is predicted to expire in 2039 because of patent term adjustment.

As previously discussed, we do not own or operate manufacturing facilities for the production of clinical or commercial quantities of DM199. We are contracting with Catalent for the manufacture of DM199. We also license from Catalent certain gene expression technology. Under the terms of this license, certain milestone and royalty payments may become due by us and are dependent upon, among other factors, us performing clinical trials, obtaining regulatory approvals and ultimately the successful commercialization of a new drug, the outcome and timing of which is uncertain. The royalty term is indefinite, but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Methods and reagents required for commercial scale manufacture of DM199 are subject to a series of patents issued to Catalent. We license these patents from Catalent, and such license is exclusive as it relates to the production of DM199 or any human KLK1 protein.

We believe that our proprietary technology, along with trade secrets and specialized knowledge of the manufacturing process, will provide substantial protection from third-party competitors. We also believe that DM199 cannot be easily reverse engineered for the production of a copycat version.

We believe that the most relevant granted patents and applications with composition of matter or method of use claims covering DM199 are listed below, along with their projected expiration dates exclusive of any patent term extension:

Patent/Application Number	Title	Geography	Predicted Expiration
DM199 Patent Family
Issued patents
US 9,364,521	Human Tissue Kallikrein 1 Glycosylation Isoforms	U.S.	2033
US 9,839,678	Human Tissue Kallikrein 1 Glycosylation Isoforms	U.S.	2033
CA 2880085	Human Tissue Kallikrein 1 Glycosylation Isoforms	CA	2033
EP 2 854 841	Human Tissue Kallikrein 1 Glycosylation Isoforms	Europe	2033
US 9,616,015	Formulations for Human Tissue Kallikrein-1 for Parenteral Delivery and Related Methods	U.S.	2033
US 11,857,608	Dosage Forms of Tissue Kallikrein 1 Application	U.S.	2039
Pending applications
AU 2018230478	Dosage Forms of Tissue Kallikrein 1	Australia	2038
CA 3054962	Dosage Forms of Tissue Kallikrein 1	Canada	2038
CN 201880016380.4	Dosage Forms of Tissue Kallikrein 1	China	2038
EP 18763243.5	Dosage Forms of Tissue Kallikrein 1	Europe	2038
IN 201917037712	Dosage Forms of Tissue Kallikrein 1	India	2038
JP 2019-548655	Dosage Forms of Tissue Kallikrein 1	Japan	2038
KR 10-2019-7026369	Dosage Forms of Tissue Kallikrein 1	South Korea	2038
HK 62020009783.5	Dosage Forms of Tissue Kallikrein 1	Hong Kong	2038
HK 62020007146.7	Dosage Forms of Tissue Kallikrein 1	Hong Kong	2038
US 18/501,804	Dosage Forms of Tissue Kallikrein 1	U.S.	2038
US 18/295,991	Tissue Kallikrein 1 for Treating Chronic Kidney Disease	U.S.	2043
US 63/626,954	Tissue Kallikrein-1 for Treating Pregnancy Disorders	U.S.	2045
US 63/634,223	Intravenous Compositions of Tissue Kallikrein-1 and Related Methods	U.S.	2045

DM300 Patent Family
Issued patents
11,725,043	Ulinastatin Polypeptides	U.S.	2041
Pending applications
PCT/US2021/021148	Ulinastatin Polypeptides	BR,CA,CN,EP,HK,IN,JP, TW,US	2041
PCT/US2022/014095	Ulinastatin Polypeptides for Treating Diseases	CA,CN,EP,JP,US	2042

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

Employees

As of December 31, 2024, we had 28 employees, 27 of whom were full-time and one of whom was part-time. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Information About Our Executive Officers

The following table sets forth information as of March 14, 2025 regarding each of our current executive officers:

Name	Age	Positions
Rick Pauls	53	President and Chief Executive Officer, Director
Lorianne Masuoka, M.D.	63	Chief Medical Officer
Scott Kellen	59	Chief Financial Officer and Secretary
David Wambeke	41	Chief Business Officer

The present principal occupations and recent employment history of each of our executive officers are set forth below.

Rick Pauls was appointed our President and Chief Executive Officer in January 2010. Mr. Pauls has served as a member of our Board of Directors since April 2005 and served as Chairman of the Board from April 2008 to July 2014. Prior to joining DiaMedica, Mr. Pauls was the Co-Founder and Managing Director of CentreStone Ventures Inc., a life sciences venture capital fund, from February 2002 until January 2010. Mr. Pauls was an analyst for Centara Corporation, another early stage venture capital fund, from January 2000 until January 2002. From June 1997 until November 1999, Mr. Pauls worked for General Motors Acceptation Corporation specializing in asset-backed securitization and structured finance. Mr. Pauls previously served as an independent member of the board of directors of LED Medical Diagnostics, Inc. Mr. Pauls received his Bachelor of Arts in Economics from the University of Manitoba and his M.B.A. in Finance from the University of North Dakota.

Lorianne Masuoka, M.D. joined DiaMedica as our Chief Medical Officer in January 2024. Prior to joining DiaMedica, Dr. Masuoka served as the Chief Medical Officer of Epygenix Therapeutics, Inc., a clinical-stage pharmaceutical company focused on the development of new drugs for the treatment of intractable, rare genetic epilepsies, from May 2022 through December 2023. Prior to Epygenix, Dr. Masuoka served as an independent clinical development consultant for several biopharmaceutical companies and as Chief Medical Officer of Marinus Pharmaceuticals, Inc. from April 2017 through November 2019. Dr. Masuoka served as Chief Medical Officer or acting Chief Medical Officer at InVivo Therapeutics Holding Corp. from March 2015 through July 2017, Cubist Pharmaceuticals Inc. (now Merck) from July 2013 through January 2015, and Nektar Therapeutics from June 2009 through August 2011. Previously, she held various roles of increasing responsibility at FivePrime Therapeutics (now Amgen) and Chiron (now Novartis). In addition to her executive roles, Dr. Masuoka most recently served as a member of the board of directors at Pfenex Inc. (now Ligand) and served as a member of the board of directors at Opiant Pharmaceuticals (now Indivior). Dr. Masuoka received her medical degree from the University of California, Davis, where she also completed her residency in neurology. She completed her epilepsy fellowship at Yale University and is board certified by the American Boards of Psychiatry and Neurology.

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

David Wambeke joined DiaMedica as our Chief Business Officer in April 2023. Prior to joining DiaMedica, Mr. Wambeke served as Partner and Managing Director of Investment Banking at Craig-Hallum Capital Group, LLC, a growth focused investment bank. Mr. Wambeke joined Craig-Hallum in May 2007 and was involved in more than 100 financing and M&A transactions with a focus on the life sciences and biotech industries. Prior to joining Craig-Hallum, Mr. Wambeke was enlisted in the U.S. Army and served as an artilleryman and military police officer. During a deployment in Baghdad, Iraq, in support of Operation Iraqi Freedom, Mr. Wambeke was wounded in combat and awarded the Purple Heart. Mr. Wambeke received a Bachelor of Science degree from the University of Minnesota.

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

We make available, free of charge and through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the United States Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (SEC). Reports filed with the SEC may be viewed at www.sec.gov.

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

Risk Factors Summary

Risks Related to Our Business Model

●

Our business model assumes we will generate revenue by, among other activities, marketing or out-licensing the product candidates we develop. Since our product candidates are in various stages of development and we have no products approved for commercialization, there is a limited amount of information about us upon which you can base an evaluation of our business and prospects.

●	We may need to establish relationships with strategic partners to fully develop, and if approved, market any product candidate.

Risks Related to Our Current and Future Clinical Trials and DM199 Product Candidate

●	We have had and may continue to have difficulty enrolling patients in our ReMEDy2 trial or we may experience other clinical testing delays or setbacks.
●	The adaptive design of our ReMEDy2 trial could result in a requirement to enroll more patients than anticipated in the trial and an increase in time and costs to complete the trial.
●	The expansion of our DM199 clinical development program into PE and our investigator-sponsored PE trial involves risks.
●

DM199 and any other product candidates we choose to develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if granted.

●	We face the risk of product liability claims and may be unable to maintain product liability insurance sufficient to cover such claims or as required under our contractual agreements.
●	The conduct of the PE trial in South Africa and the global expansion of our ReMEDy2 trial involves risks.
●	Data from the PE trial could adversely affect our ReMEDy2 trial and interim, “top-line” or preliminary trial results could differ from the full final results of the trial.
●

If our ReMEDy2 trial fails to adequately demonstrate the safety and efficacy of DM199 to treat AIS, we will not be able to obtain the regulatory approvals required to market and commercialize DM199 to treat AIS.

●

We may be required to suspend, repeat or terminate our ReMEDy2 trial or future clinical trials if they are deemed not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trial is not well designed.

●	Our prospects depend on the clinical and commercial success of our DM199 product candidate, which in turn depends upon many factors outside of our control.

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

●	We or any future partner will likely face competition from other biotechnology and pharmaceutical companies, many of which have substantially greater resources than us.
●	Our DM199 product candidate may face competition sooner than expected.
●	Our estimates of the market opportunity for our DM199 product candidate are based on a number of assumptions and may prove to be inaccurate.

Risks Related to Our Common Shares

●	Our common share price has been volatile and may continue to be volatile.
●	We do not have a history of a very active trading market for our common shares.
●

We may issue additional common shares resulting in share ownership dilution, and if there are substantial sales of our shares or the perception that such sales may occur, the market price of our shares could decline.

Risks Related to Our Jurisdiction of Organization

●	We are governed by the corporate laws of British Columbia, which in some cases have a different effect on shareholders than the corporate laws in effect in the United States.

●

We were classified as a “passive foreign investment company” (PFIC) for our 2024, 2023 and 2022 and certain other years and may continue to be so classified in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders and adversely affect the level of interest in our common shares by U.S. investors. Any common shareholder who held our shares in years when we were classified as a PFIC will be subject to special reporting rules in order to avoid adverse PFIC tax consequences. Even if we subsequently no longer qualify as a PFIC in a future taxable year, shareholders will still be subject to the PFIC rules for shares acquired in years when we were a PFIC unless a so-called “purging election” is made, as described below.

Risks Related to Our Business Model

Our business model assumes we will generate revenue by, among other activities, marketing or out-licensing the product candidates we develop. Since our product candidates are in various stages of development and we have no products approved for commercialization, there is a limited amount of information about us upon which you can base an evaluation of our business and prospects.

None of our product candidates have completed clinical development; and therefore, we have no product candidates approved for commercialization and thus have not begun to market or generate revenues from the commercialization of any product candidates. Because no product candidate has completed clinical development and been approved for commercialization, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. For example, to execute our business plan, we will need to successfully:

●	Demonstrate safety and efficacy of our product candidates in human clinical studies;
●

Complete manufacturing development activities relating to our DM199 product candidate for the treatment of AIS or PE or any other indications we decide to purse and any other product candidates we choose to develop;

●	Receive FDA approval and/or approval from similar foreign regulatory bodies;
●	Gain market acceptance for the commercialization of any products we develop and have not out-licensed such rights;
●	Obtain reimbursement by commercial and/or government payors at a rate that permits commercial viability;
●	Develop and maintain successful strategic relationships with suppliers, distributors and commercial licensing partners;
●	Build, maintain, and protect an adequate intellectual property portfolio; and
●

Manage our spending and cash requirements as our expenses are anticipated to increase in the near term as we ramp up enrollment in our clinical trials and if we add new indications for DM199 and other product candidates and conduct additional preclinical and clinical trials.

If we are unsuccessful in accomplishing these objectives, or in making sufficient progress toward these objectives, we may not be able to develop and maintain successful strategic relationships, raise capital, and continue our operations.

We may need to establish relationships with strategic partners to fully develop our product candidates and, if approved, market any product candidates that are approved.

Our business strategy includes securing license agreements and collaborations with other pharmaceutical and biotech companies to support the development of DM199 for various indications. We do not possess all of the financial resources necessary to complete the development of and commercialize our product candidates, if and when they are approved. Unless we expand our own internal sales and marketing capability, we will likely need to make arrangements with other strategic partners to commercialize any product candidates that may be approved. We may not be able to attract such partners, and even if we are able to enter into such partnerships, the terms may be less favorable than anticipated. Further, entering into partnership agreements may limit our commercialization options and would require us to share revenues and profits with our partners. If we do not find appropriate partners, or if such future agreements are not successful, our ability to commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the commercialization of product candidates in those programs will depend largely on the efforts of those other parties and may be beyond our control and our licensees may elect to assume greater control over these programs. In addition, in the event we pursue our commercialization strategy through collaboration or licenses to third parties, there are a variety of technical, business and legal risks, including, among others:

●

We may be unable to control the amount and timing of resources that our collaborators may be willing or able to devote to the commercialization of our product candidates including to their marketing and distribution efforts; and

●

Disputes may arise between us and our collaborators that result in the delay or termination of the commercialization of our product candidates or that result in costly litigation or arbitration that diverts our management’s resources.

The occurrence of any of the above events or other related events could impair our ability to generate revenues and harm our business, prospects, operating results and financial condition.

Risks Related to Our Current and Future Clinical Trials and DM199 Product Candidate

We have had and may continue to have difficulty enrolling patients in our ReMEDy2 trial or we may experience other clinical testing delays or setbacks, which would delay our ability or the ability of a future partner to obtain regulatory approval for DM199 to treat AIS and commercialize it, which would substantially harm our business and prospects.

Our ReMEDy2 trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial that is intended to enroll approximately 300 patients at up to 100 sites globally. We have had and may continue to have difficulty enrolling patients in our ReMEDy2 trial, which could delay further completion of the trial or even jeopardize the viability of the trial. We believe these enrollment difficulties may be due, in part, to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the clinical hold which was lifted in June 2023; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. While we have taken several actions to mitigate the impact of these factors adversely affecting our ReMEDy2 trial enrollment rate, such as significantly expanding our internal clinical team and bringing in-house certain trial activities, adopting procedures to support study sites and potential participants as needed, globally expanding the trial, and making certain changes to the study protocol, no assurance can be provided that these actions will lead to increased enrollment. In addition, these actions also involve their own risks.

In addition, it is possible that we may experience other clinical testing delays or setbacks, which would further delay completion of the ReMEDy2 trial. Product development costs typically increase with delays in clinical testing. Significant clinical trial delays could not only extend the time period for obtaining regulatory approval of DM199 to treat AIS and increase our costs, but also shorten any periods during which we or a future partner may have the exclusive right to commercialize DM199 to treat AIS or allow our competitors to bring competitive products to market before us, which would adversely affect the ability to successfully commercialize DM199 and may harm our business, prospects, operating results and financial condition. The ReMEDy2 trial may be delayed for a number of reasons, including without limitation those described above as well as the following:

●	sites waiting for internal approvals of the most recently revised protocol for the trial;
●	patients choosing to participate in competing clinical trials or not at all;
●	scheduling conflicts with participating clinicians and clinical sites;
●	complexities in setting up and coordinating with sites that are located outside the United States and additional risks involved in a trial that is being conducted, in part, outside the United States;
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

●

inspections of our clinical trial sites by regulatory authorities, Institutional Review Boards (IRBs) or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of another clinical hold on the IND for our ReMEDy2 trial; or

●

public health crises, epidemics or pandemics, such as COVID-19, which may adversely impact our ability to continue to engage and activate clinical trial sites, recruit or enroll subjects for our ReMEDy2 trial or any future trial and obtain the requisite staffing for our ReMEDy2 trial or any future trial.

Our product development costs may increase if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend trial protocols or alter our manufacturing processes to reflect these changes. Amendments typically require us to resubmit our trial protocols to the FDA and other regulatory authorities and IRBs or ethics committees, for re-examination, which may impact the cost, timing or successful completion of our ReMEDy2 trial. Delays or increased product development costs or any of these events would likely have a material adverse effect on our business, prospects, operating results and financial condition.

The adaptive design of our ReMEDy2 trial could result in the trial being required to enroll more patients than anticipated, which would increase the time and costs to complete the trial.

Our ReMEDy2 trial is an adaptive design trial intended to enroll approximately 300 patients. The adaptive design component includes an interim analysis by our independent data safety monitoring board after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility or a new total sample size may be determined, ranging between 300 and 728 participants, according to a pre-determined statistical analysis plan. Because of the ReMEDy2 trial’s adaptive design, it is possible that the number of participants required to complete the trial may increase significantly from the 300 patients we are currently targeting. If we are required to enroll more participants than currently anticipated, it will increase the time and costs to complete the trial, which may result in a need for additional funding that may not be available to us on acceptable terms, or at all.

The expansion of our DM199 clinical development program into PE involves certain risks related to timing, regulatory approvals, costs and enrollment, and the fact that the PE trial is investigator-sponsored, raises additional risks.

We are currently financially supporting the conduct of a Phase 2 open-label, single center, single-arm, safety and pharmacodynamic, proof-of-concept, investigator-sponsored study of DM199 for the treatment of PE at the Tygerberg Hospital, Cape Town, South Africa. This study may enroll up to 90 women with PE and potentially an additional 30 women with fetal growth restriction may be evaluated. Part 1A top line study results are anticipated in the second quarter of 2025 and are intended to demonstrate whether DM199 is safe and lowers maternal blood pressure. Additionally, patients with early onset PE will be evaluated for improvements in uterine artery dilation, a sign that DM199 is a potentially disease modifying therapy.

The expansion of our DM199 clinical development program into PE and the progress of that program may not occur on the anticipated timeline or at all. In addition, the Phase 2 PE trial may cost us more than we anticipate. Additionally, because the trial is investigator-sponsored, we have less control over the timing and costs of the study and the ability to recruit trial participants than if we conducted the study with our own personnel. There is no guarantee that our physician collaborators will devote adequate time and resources to perform this study and/or maintain adequate clinical trial information regarding our product candidate. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to the study protocol, or fail to act in accordance with regulatory requirements or our agreement with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then the current PE trial or future clinical trials may be extended or delayed with additional costs incurred, or our data may be rejected by applicable regulatory agencies. Any of these risks could adversely impact our business, prospects, operating results ns and financial position, including our ability to raise additional financing, if and when needed.

DM199 and any other product candidates we choose to develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if granted.

As with most pharmaceutical products, DM199 and any future product candidates could be associated with side effects or adverse events, which can vary in severity and frequency. Although the only DM199 related adverse events that have occurred to date in our clinical trials have been constipation, injection site reaction, nausea, headache, flushing and three unexpected instances of clinically significant, but transient, hypotension (low blood pressure), side effects or adverse events associated with the use of DM199, or any future product candidates, may be observed at any time during clinical development. If unacceptable side effects arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, the Institutional Review Boards, or independent ethics committees at the institutions in which our studies are conducted, or the data safety monitoring board, could suspend or terminate our clinical trials, similar to when the FDA imposed a clinical hold on our current ReMEDY2 trial in 2021, or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications.

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may be required to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may prevent us, or any future partner from achieving or maintaining market acceptance of the affected product candidate and may harm our business, prospects, operating results and financial condition.

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, toxicity or other safety issues, and could require us to perform additional studies, including preclinical studies, or halt development of DM199 or any future product candidates, or expose us to product liability lawsuits that would likely harm our business. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory authority in a timely manner, if ever, which could harm our business, prospects, operating results and financial condition.

We are required by the FDA and other comparable foreign regulatory authorities to report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA other comparable foreign regulatory authorities could take action including but not limited to criminal prosecution, the imposition of civil monetary penalties, seizure of our products, halting our clinical trials or delay in approval or clearance of future product candidates.

We face the risk of product liability claims, which could exceed our insurance coverage, deplete our cash resources and lead to clinical trial delays.

A risk of product liability claims, and related negative publicity, is inherent in the development of human therapeutics. We are exposed to the risk of product liability claims alleging that use of DM199, or any future product candidate, caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or, if approved, commercial sale of a product candidate. Such claims may be made directly by patients involved in clinical trials of our product candidate, by consumers, healthcare providers or by individuals, organizations or companies selling our products, if approved. Product liability claims can be expensive to defend, even if the product or product candidate did not actually cause the alleged injury or harm, and could lead to clinical trial delays and could negatively impact existing or future trial enrollment.

Insurance covering product liability claims is expensive. To protect against potential product liability risks, we carry product liability insurance coverage at a level we deem appropriate based upon the current safety profile of DM199 and our stage of development. We may choose or find it necessary to increase our insurance coverage in the future; however, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources and otherwise have a material adverse effect on our business, operating results and financial condition.

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

The PE trial is being conducted in South Africa and we are in the process of globally expanding our ReMEDy2 trial to countries outside the United States, raising additional international risks, which could materially adversely affect our business.

The PE trial is currently being conducted in South Africa and we are in the process of expanding our ReMEDy2 trial to certain non-U.S. countries, including Canada, Australia, Georgia, United Kingdom and certain countries in the European Union. In addition, we plan to seek regulatory approval of DM199, or any future product candidates, outside of the United States. Accordingly, we are subject to risks related to operating in foreign countries including, among others:

●	different standards of care in various countries that could complicate the design of our clinical trials and/or the evaluation of our product candidates;
●	compliance with differing regulatory requirements for drug approvals;
●	availability of different competitive drugs or therapies indicated to treat the indications for which our product candidates are or will be developed;
●	compliance with different United States and foreign drug import and export rules;
●

the imposition of U.S. or international sanctions against a country, company, person or entity where or with whom we are conducting clinical studies that would restrict or prohibit continued development in that country or with that company, person or entity;

●	compliance with the Foreign Corrupt Practices Act and other anti-corruption and anti-bribery laws;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency exchange rate fluctuations, which could result in increased operating expenses and other obligations incident to performing clinical trials in another country;
●	difficulties in managing and staffing international operations and increases in infrastructure costs, including legal, tax, accounting, and information technology;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability resulting from development work conducted by foreign partners or collaborators;
●	delays and interruptions in delivering study drug and related supplies to clinical trial sites;
●

interruptions in our development resulting from natural disasters or geopolitical actions, including war, such as the current war between Russia and Ukraine and the conflict between Israel and Hamas and in the Middle East, and terrorism or systems failure, including cybersecurity breaches; and

●	compliance with evolving and expansive international data privacy laws, such as the European Union General Data Protection Regulation.

It is possible that the FDA and comparable foreign regulatory authorities may not accept trial data from countries located outside the United States.

The PE trial is being conducted in South Africa and we are in the process of globally expanding our ReMEDy2 trial to countries outside the United States. The acceptance by the FDA or comparable foreign regulatory authority of study data from clinical trials conducted outside the United States or another jurisdiction may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (GCP) regulations; and (iii) the FDA, or comparable foreign regulatory authority, is able to validate the data through an on-site inspection or other appropriate means. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional participants or trials, which would be costly and time-consuming and delay regulatory approval and commercialization of our DM199 product candidate.

Data from the investigator-sponsored PE trial, which we expect in the second quarter of 2025 and thus earlier than data from our ReMEDy2 trial, may adversely affect our ReMEDy2 trial, which could adversely impact our business, prospects, operating results and financial position and harm our ability to raise additional financing, if and when needed.

Our drug candidate, DM199, is currently in clinical development in two areas, AIS and PE. We anticipate Part 1A topline study results for the Phase 2 PE clinical trial in the second quarter of 2025. Part 1A topline study results are intended to demonstrate whether DM199 is safe for PE patients, lowers blood pressure, and, in early on-set patients, dilates intrauterine arteries to increase placental blood flow. The results from Part 1A of the study may not be consistent with the safety results from our prior trials of DM199 in humans. If the Part 1A topline study results are inconsistent, incomplete or otherwise demonstrate that DM199 is not safe or does not lower blood pressure, our current ReMEDy2 clinical trial of DM199 for the treatment of AIS may be adversely affected. Should this occur, we may be required to repeat clinical or non-clinical studies, our clinical development plans may be significantly delayed, and we may incur additional costs, which could adversely impact our business, prospects, operating results and financial position. Adverse results from the Part 1A topline study also could adversely affect our ability to raise additional financing, if and when needed.

Interim, “topline” and preliminary results from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, topline or preliminary results from our clinical trials. We anticipate Part 1A topline study results for the Phase 2 PE clinical trial in the second quarter of 2025. Interim results from clinical trials are subject to the risk that one or more of the reported clinical outcomes may materially change as participant enrollment continues and more participant data become available. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary, topline or interim data and final data could significantly harm our business and prospects and may cause the trading price of our common shares to fluctuate significantly. We also make estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

Further, others, including regulatory authorities, may not accept or agree with our estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular development program, the approvability or commercialization of the particular product candidate or our Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed meaningful by others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could significantly harm our business and prospects.

If our ReMEDy2 trial fails to adequately demonstrate the safety and efficacy of DM199 to treat AIS or if the PE trial fails to adequately demonstrate the safety and initial signs of efficacy of DM199 to treat PE, we will not be able to obtain required regulatory approvals, which would substantially harm our business, prospects and financial condition.

Before obtaining marketing approval from the FDA and other comparable foreign regulatory authorities for the sale of DM199 to treat AIS or the approval to continue testing DM199 as a treatment for PE, we must demonstrate the safety and efficacy of DM199 to treat AIS or PE to a level acceptable to the FDA or similar regulatory bodies in other jurisdictions. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and has uncertain outcomes. The outcome of early clinical trials may not predict the success of later clinical trials, and the interim results of ReMEDy2 and the results of the PE trial may not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, including the emergence of undesirable side effects, notwithstanding promising results in earlier trials. We do not know whether our ReMEDy2 trial by itself will demonstrate adequate efficacy and safety to support regulatory approvals to market DM199 to treat AIS in the United States, or in any other jurisdiction, or that a second confirmatory trial will be required. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. In addition, the patient population in our ReMEDy2 trial often have co-morbidities that may cause severe illness or death, which may be attributed to DM199 in a manner that negatively affects the safety profile of our DM199 product candidate. If the results of our ReMEDy2 trial are inconclusive with respect to efficacy, if we do not meet our clinical endpoints with statistical significance or if there are unanticipated safety concerns or adverse events that emerge during the ReMEDy2 trial, the PE trial or other clinical trials, such as the events that caused the FDA to place the prior clinical hold on the IND for our ReMEDy2 trial, we may be prevented from or delayed in obtaining marketing approval, and even if we obtain marketing approval, any sales of DM199 for the treatment of AIS may be limited.

We may be required to suspend, repeat or terminate our clinical trials if they are deemed not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trial is not well designed.

Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practice (cGCP) requirements, or comparable requirements of applicable foreign regulatory authorities, and provide statistically significant evidence predictive of patient benefit. Clinical trials are subject to oversight by the FDA and other foreign governmental agencies, and IRBs or ethics committees at the trial sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced in accordance with applicable GMP requirements. Clinical trials may be suspended by us or by the FDA, other foreign regulatory authorities, or by an IRB or ethics committee with respect to a particular clinical trial site, for various reasons, including:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or trial protocols;
●	deficiencies in the clinical trial operations or trial sites;
●	unforeseen adverse side effects or the emergence of undue risks to trial subjects;
●	deficiencies in the trial design necessary to demonstrate efficacy;
●	in the case of interim analyses, the product candidate may not appear to offer benefits over current therapies; or
●	the quality or stability of the product candidate may fall below acceptable standards.

The design and implementation of clinical trials is a complex process. As a Company, we have limited experience designing and implementing clinical trials. We may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints. A clinical trial that is not well designed or that yields unforeseen adverse side effects or undue risks to trial subjects may delay or even prevent initiation of the trial, can lead to increased difficulty in site activations and enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the trial results or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third party payers. Additionally, a trial that is not well designed or that yields unforeseen adverse side effects or undue risks to trial subjects could be delayed and more expensive than it otherwise would have been, or we may incorrectly estimate the costs to complete the clinical trial, which could lead to a shortfall in funding. We can provide no assurance that our ReMEDy2 trial, the PE trial or any other clinical trial conducted or sponsored by us has been or will be designed and implemented successfully or achieve its desired clinical endpoints.

Our prospects depend on the clinical and commercial success of our DM199 product candidate.

We are highly dependent on the success of DM199 and we, or a future partner, may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate. To date, we have expended significant time, resources, and effort on the development of DM199, including conducting preclinical and clinical trials, for the treatment of AIS and cardio renal disease. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval. A commitment of substantial resources by us and any potential partner or collaborator to continue to conduct the clinical trials for DM199 will be required to obtain required regulatory approvals and successfully commercialize this product candidate. Although we intend to study the use of DM199 to treat multiple diseases, we have no other product candidates in our current clinical development pipeline, with the exception of our new second candidate, DM300, which is in the early, preclinical stage of development and is intended to treat other inflammatory diseases, such as acute pancreatitis. The ability of us or a future partner to generate revenue from product sales and to achieve commercial success with DM199 will depend almost entirely on our ability to demonstrate sufficient safety and efficacy to obtain regulatory approval for DM199. We may fail to complete required clinical trials successfully and not be able to obtain regulatory approvals or commercialize DM199. Competitors may develop alternative products and methodologies to treat the diseases or indications that we are pursuing, thus reducing or eliminating the anticipated competitive advantages of DM199. We do not know whether any of our product development efforts will prove to be effective, meet applicable regulatory standards required to obtain marketing approval, be capable of being manufactured at a reasonable cost, or be successfully marketed. DM199 is not expected to be commercially viable for at least three or four years. In addition, although the only DM199 related adverse events that have occurred to date in our clinical trials have been constipation, injection site reaction, nausea, headache and three unexpected instances of clinically significant, but transient, hypotension (low blood pressure), it is possible that DM199 may be observed to cause undesirable side effects. If regulatory authorities do not approve DM199 for the treatment of AIS, PE or any other indications, or if we fail to maintain regulatory compliance, we, or a future partner, would be unable to commercialize DM199 and our business, prospects, operating results and financial condition would be harmed. If we do succeed in developing viable products from DM199, we will face many potential future obstacles, such as the need to develop or obtain manufacturing, sales and marketing, and distribution capabilities, if we do not partner with a third party to provide these functions.

Risks Related to Our Financial Position and Need for Additional Capital

Since we currently have no revenue from product sales and do not expect any revenue from product sales for at least three or four years, we will need additional funding to continue our clinical development activities and other operations, which may not be available to us on acceptable terms, or at all.

We expect we will need substantial additional capital to further our R&D activities, planned clinical trials and regulatory activities and to otherwise develop our DM199 product candidate to a point where it may be commercially sold. We expect our current cash resources of $44.1 million in cash, cash equivalents and marketable securities as of December 31, 2024 to be sufficient to allow us to continue our Phase 2/3 trial in patients with AIS, the PE trial and to otherwise fund our planned operations for at least the next 12 months from the date of issuance of the financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including, among others:

●	the rate of progress in the development of and the conduct of clinical trials with respect to DM199 or any future product candidates;
●	the timing and results of our ongoing development efforts, including in particular our Phase 2/3 ReMEDy2 trial and the PE trial;
●	the costs of our development efforts, including the conduct of clinical trials with respect to DM199 or any future product candidates;
●	the costs associated with identifying additional product candidates and the potential expansion of our current development programs or potential new development programs;
●	the costs necessary to obtain regulatory approvals for DM199 or any future product candidates;
●	the costs of developing and validating manufacturing processes for DM199 or any future product candidates;
●	the costs associated with being a U.S. public reporting company with shares listed on The Nasdaq Capital Market;
●	the costs we incur in the filing, prosecution, maintenance and defense of our intellectual property; and
●	the costs related to general and administrative support.

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

Although we previously have been successful in obtaining financing through our equity securities offerings, there can be no assurance that we will be able to do so in the future. To the extent we raise additional capital through the sale of equity or debt securities, the ownership interests of our shareholders will be diluted. Debt financing, if available, may involve agreements that include conversion discounts or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. It is possible that financing will not be available or, if available, may not be on favorable terms. The availability of financing could be affected by many factors, including, among others:

●	the results of our clinical trials and other scientific and clinical research;
●	our ability to obtain regulatory approvals;
●	market acceptance of DM199 or any future product candidates;
●	the state of the capital markets generally with particular reference to pharmaceutical, biotechnology and medical companies;
●	various events outside our control, including without limitation geopolitical events and current wars;
●	the status of strategic alliance agreements; and
●	other relevant commercial considerations.

If adequate funding is not available, we may be required to implement cost reduction strategies; delay, reduce or eliminate one or more of our product development programs; relinquish significant rights to DM199 or future product candidates; obtain funds on less favorable terms than we would otherwise accept; and/or divest assets or cease operations through a merger, sale or liquidation of our Company.

We have incurred substantial losses since our inception and expect to continue to incur substantial losses for at least three or four years and may never achieve or sustain profitability.

We are a clinical stage biopharmaceutical company focused on the development of our DM199 product candidate. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront financial expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and do not expect to generate any revenue from the sale of products for at least three or four years. We have incurred significant R&D and G&A expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every reporting period since our inception and we may never achieve or sustain profitability. For the years ended December 31, 2024 and 2023, we incurred a net loss of $24.4 million and $19.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $140.0 million. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital. We expect to continue to incur substantial operating losses as we continue our R&D activities, planned clinical trials, including our Phase 2/3 ReMEDy2 trial and the PE trial, regulatory activities and other administrative expenses and to support the development of DM199 or any future product candidate to a point where it can be out-licensed or receives required regulatory approvals and may be commercially sold and we begin to recognize future product sales, or receive royalty payments, licensing fees and/or milestone payments sufficient to generate revenues to fund our continuing operations. We expect our operating losses to increase in the near term as we continue development of DM199 and the clinical trials required to seek regulatory approval for DM199, or any future product candidate. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Our failure to achieve and sustain profitability may depress the market price of our common shares and could impair our ability to raise capital, continue to develop DM199, or any future product candidate, expand our business and product offerings or continue our operations. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

Risks Related to Governmental and Regulatory Compliance and Approvals

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or any future partner or collaborator from obtaining approvals for the commercialization of DM199 or any future product candidate.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Our DM199 or any future product candidate, and the activities associated with their development and commercialization, including design, research, testing, manufacture, quality control, recordkeeping, labeling, packaging, storage, advertising, promotion, sale, distribution, import, export and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA, the EMA and other similar foreign regulatory agencies. Failure to obtain marketing approval for DM199 or any future product candidate will prevent us or any future partner or collaborator from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on a future partner, collaborator or third-parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. The FDA, EMA or other regulatory authorities may determine that DM199 or any future product candidate may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit its commercial use. One issue of which we are aware is that because the plastic bags we use in the IV administration of DM199 are made of PVC, certain countries have banned or limited the use of PVC in a manner that may limit our ability to conduct the trials in such countries, or in the future in the event we are able to obtain required regulatory approvals, may limit the salability of DM199 in certain countries, thereby decreasing our worldwide market opportunity. Additionally, the regulatory approval process and requirements can change substantially based on amendments to federal regulations, new or amended FDA guidance documents governing the regulatory approval process, and even changes in FDA approval priorities based on the government administration as was recently seen in response to the COVID-19 pandemic. As a result, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Our or any future partner’s inability to obtain regulatory approval for DM199 or any future product candidate, or if such approval is limited, could substantially harm our business.

Any product candidate for which we or any future partner or collaborator obtains marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with the product candidate.

The FDA and other federal and state agencies, including the U.S. Department of Justice (DOJ), closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products. The FDA and DOJ impose restrictions on manufacturers’ communications regarding off-label use, , sales and marketing activities, transparency laws, and reimbursement obligations, which restrictions can change substantially based on new and/or amended government interpretations of regulatory priorities, new and/or amended federal regulations, and other external forces. If we do not market our products for approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the FDCA and other statutes, including the federal False Claims Act, the federal Anti-Kickback Statute, the Sunshine Act and other federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Non-compliance by us or any future partner or collaborator with regulatory requirements regarding ongoing safety monitoring, or pharmacovigilance, and with requirements related to the development of products, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to penalties and sanctions.

We may be unable to obtain FDA acceptance of INDs to commence future clinical trials in the United States or on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner.

Prior to commencing additional clinical trials in the United States for DM199 or any future product candidate, we will be required to have an accepted IND for each product candidate and for each targeted indication. In April 2021, we filed, and in May 2021, the FDA accepted, an IND for the Phase 2/3 ReMEDy2 trial in patients with AIS. However, in July 2022, the FDA imposed a clinical hold on the IND under which we are conducting our Phase 2/3 ReMEDy2 trial, which clinical hold was subsequently lifted in June 2023. If the Phase 2 IST study of DM199 in PE is successful, we plan to file an IND to enable us to commence additional clinical trials studying DM199 for the treatment of PE. There is no assurance that this IND will be filed on a timely basis or accepted by the FDA on a timely basis or at all. A submission of an IND may not necessarily result in the FDA allowing further clinical trials to begin and, once begun, issues, such as clinical holds, may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. Failure to obtain acceptance of any future INDs may cause the development of DM199 or any future product candidate to be delayed or terminated, which could materially and adversely affect our business and prospects.

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

In the United States and many foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system and data privacy that could prevent or delay marketing approval of DM199 or any future product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell DM199 or any future product candidate for which we obtain marketing approval. Further, changes in government administrations may result in changed administrative or legislative priorities and could also prevent or delay marketing approval of DM199 or any future product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell DM199 or any future product candidate for which we obtain marketing approval.

Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, the Affordable Care Act (ACA) enacted in the United States in 2010, and principally taking effect in 2014, included measures to change health care delivery, decrease the number of individuals without insurance, ensure access to certain basic health care services and contain the rising cost of care. This healthcare reform movement, including the enactment of the ACA, has significantly changed health care financing by both governmental and private insurers in the United States. With respect to pharmaceutical manufacturers, the ACA increased the number of individuals with access to health care coverage, including prescription drug coverage, but it simultaneously imposed, among other things, increased liability for rebates and discounts owed to certain entities and government health care programs, fees for the manufacture or importation of certain branded drugs and transparency reporting requirements under the Physician Payments Sunshine Act. In addition to the ACA, other federal health reform measures have been proposed and adopted in the United States. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we may receive for any product, if approved. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers.

The U.S. federal government has recently prioritized and may continue to prioritize policies targeting reducing drug prices and healthcare spending and may remain committed to lowering spending in federal government programs. The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, includes provisions aimed at lowering prescription drug costs for Medicare patients and reducing the federal government’s spending on prescription drugs by requiring certain prescription drug prices to be negotiated directly with the government, certain rebates to be paid by prescription drug companies, and certain spending caps to be implemented, among other measures. The implementation of cost containment measures or other healthcare reforms may prevent us or a future partner or collaborator from being able to generate sufficient revenue, attain profitability or even commercialize at all DM199 or any future product candidate. Policies implemented by the U.S. federal government may also introduce new, unexpected challenges such as supply chain disruptions based on international tariffs or taxation, other inflation-related measures and other measures that may affect the revenue, profitability and/or commercialization of DM199.

Future legislation in the United States, Europe or other countries, and/or regulations and policies adopted by the FDA, the EMA or comparable regulatory authorities, may increase the time and cost required for us or any future partners or collaborators to conduct and complete clinical trials of our current or any future product candidates.

The FDA and the EMA have each established regulations to govern the therapeutic product development and approval process, as have other foreign regulatory authorities. The policies of the FDA, the EMA and other regulatory authorities may change. For example, in December 2016, the 21st Century Cures Act (Cures Act) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but not all of its provisions have yet been implemented. Additionally, the EMA issued Annex 1: the Manufacture of Sterile Medicinal Products which was effective August 15, 2023, intended to update standards to reflect change in regulatory and manufacturing environments and to remove ambiguity and inconsistencies in regulations governing the manufacture of sterile medicinal products. We cannot predict what if any effect the Cures Act, Annex 1 or any existing or future guidance from the FDA, EMA or other regulatory authorities will have on the development of DM199 or any future product candidate.

Risks Related to Our Reliance on Third Parties

We rely and will continue to rely on third parties to support the planning, execution and/or monitoring of our preclinical and clinical trials, and their failure to perform as required could cause delays in completing our product development and substantial harm to our business.

We rely and will continue to rely on third parties to conduct a significant portion of our preclinical and clinical development activities. Preclinical activities include in vitro and in vivo studies in specific disease models, pharmacology and toxicology studies and assay development. Clinical development activities include trial design, regulatory submissions, clinical site and patient recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. If there is any dispute or disruption in our relationship with third parties, or if they are unable to provide quality services in a timely manner and at a feasible cost, including as a result of staffing disruptions, our development programs may face delays. Further, if any of these third parties fail to perform as we expect or if their work fails to meet regulatory requirements, our clinical testing could be delayed, cancelled or rendered ineffective. For example, our prior contract research organization that we engaged to assist with our ReMEDy2 trial did not perform as we anticipated, thereby adversely affecting the conduct of the trial and resulting in delays in site activation and enrollment. No assurance can be provided that will not have similar issues with CROs that we have engaged to assist with the trial in non-U.S. jurisdictions. In addition, in connection with a prior clinical trial, we commenced litigation against Pharmaceutical Research Associates Group B.V., which was acquired by ICON plc (PRA Netherlands), as a result of its handling of a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus, as described later in this report.

We rely on contract manufacturers over whom we have limited control. If we are subject to quality, cost or delivery issues with the materials supplied by these or future contract manufacturers, we may be unable to produce adequate supplies of DM199 or any future product candidate, and our clinical and business operations could suffer significant harm.

Completion of our clinical trials and commercialization of our DM199 product candidate and any future product candidate require access to, or development of, facilities to manufacture our product candidates at sufficient yields and, ultimately, assuming approval, at commercial scale. Clinical and commercial drug product must be produced under applicable GMP regulations. Failure of our contract development and manufacturing organizations (CDMOs) to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We rely on CDMOs for manufacturing, filling, labeling, packaging, storing and shipping DM199 in compliance with applicable cGMP regulations. The FDA and other regulatory agencies ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with cGMP regulations.

As a Company, we have limited direct experience in manufacturing or managing third parties in manufacturing our DM199 product candidate in the volumes that are expected to be necessary to support commercialization, if DM199 is approved. Our efforts to establish these capabilities may not meet our requirements as to scale-up, timeliness, yield, cost or quality in compliance with applicable GMP regulations. We or any future partner or collaborator or our CDMOs may encounter difficulties in production, which may include the following, among others:

●	costs and challenges associated with scale-up and attaining sufficient manufacturing yields;
●	supply chain issues, including the timely availability and shelf life requirements of raw materials and supplies and the lack of redundant and backup suppliers;
●	quality control and assurance;
●	shortages of qualified personnel and capital required to manufacture large quantities of our product candidate;
●	competing capacity needs at CDMOs supporting product development as quantities for supply increase;
●	establishment of commercial supply capacity through binding supply agreements or to do so on acceptable terms;
●	compliance with regulatory requirements that vary in each country where a product might be sold;
●	capacity limitations and scheduling availability in contracted facilities; and
●

natural disasters, cyberattacks, which could subject us to an increased regulatory burden and increased costs of compliance, or other force majeure events that affect CDMO facilities and possibly limit production or cause loss of product inventory.

We do not have long-term supply agreements with any of our CDMOs and we purchase our required supply on an order-by-order basis. There can be no assurances that our current CDMOs or any future CDMOs will be able to meet our timetable and requirements for our DM199 product candidate or any future product candidate. If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms or in a timely manner, we may be delayed in the development of DM199 or any future product candidate. Our dependence upon our current CDMOs and any future CDMOs for the manufacture of our product candidates may adversely affect our ability to develop our product candidates in a timely and competitive basis and, if we or a future partner are able to commercialize our product candidates, may adversely affect our revenues from product sales and significantly harm our business.

Future development collaborations are expected to be important to us. If we are unable to enter into or maintain these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We intend to collaborate with pharmaceutical, biotechnology and other companies and organizations for the future development, funding and/or commercialization of DM199. We face significant competition in seeking appropriate collaborators or partners. Our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator’s or partner’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s or partner’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators or partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of and/or seek alternative means to commercialize our DM199 product candidate resulting in, among other things, reducing or delaying our development program, delaying our potential development schedule, or reducing the scope of research activities. If we fail to enter into one or more collaborations and do not have sufficient funds or expertise to undertake the necessary development or commercialization activities, we may not be able to continue or further develop DM199 and our business may be materially and adversely affected.

Future collaborations we may enter into may involve significant risks, including, among others:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to the collaboration;
●	collaborators may not perform their obligations as expected;
●	changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, may divert resources or create competing priorities;
●	collaborators may insist upon our relinquishment of certain rights with respect to our product candidates;
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

We maintain contractual relationships with respected physicians in hospitals and universities who assist us in the design and conduct of our clinical trials and interpretation of trial results. If we are unable to enter into and maintain these relationships, our ability to develop, obtain required regulatory approvals for, and market our DM199 or any future product candidate could be adversely affected. In addition, it is possible that U.S. federal and state and international laws requiring us to disclose payments or other transfers of value, such as gifts or meals, to surgeons and other healthcare providers could have a chilling effect on the relationships with individuals or entities that may, among other things, want to avoid public scrutiny of their financial relationships with us.

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

In addition, the agreements under which we currently license intellectual property or technology from a third party are complex and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have in-licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The patent positions of pharmaceutical and biotechnology firms, us included, are uncertain and involve complex questions of law and fact for which important legal issues remain unresolved. Therefore, it is not clear whether our pending patent applications will result in the issuance of patents with commercially meaningful protections or at all, or whether we will develop additional proprietary products which are patentable. Part of our strategy is based on our ability to secure a patent position to protect our technology. There is no assurance that we will be successful in this approach and failure to secure adequate patent protection may have a material adverse effect upon us and our financial condition. Also, we may fail in our attempt to commercialize products using currently patented or licensed technology without having to license additional patents. Moreover, it is not clear whether the patents issued or to be issued will provide us with any competitive advantages or if any such patents will be the target of challenges by third parties, whether the patents of others will interfere with our ability to market our products, or whether third parties will circumvent our patents by means of alternate processes. Furthermore, it is possible for others to develop products that have the same effect as our product candidates or technologies on an independent basis or to design around technologies patented by us. Patent applications relating to or affecting our business may have been filed by pharmaceutical or biotechnology companies or academic institutions. Such applications may conflict with our technologies or patent applications and such conflict could reduce the scope of patent protection that we could otherwise obtain or even lead to the rejection of our patent applications. There is no assurance that we can enter into licensing arrangements on commercially reasonable terms or develop or obtain alternative technology in respect of patents issued to third parties that incidentally cover our products or production technologies. Any inability to secure licenses or alternative technology could result in delays in the introduction of some of our product candidates or even lead to us being prevented from pursuing the development, manufacture or sale of certain products. Moreover, we could potentially incur substantial legal costs in defending legal actions that allege patent infringement, or by initiating patent infringement suits against others. It is not possible for us to be certain that we are the creator of inventions covered by pending patent applications or that we were the first to invent or file patent applications for any such inventions. While we have used commercially reasonable efforts to obtain assignments of intellectual property from all individuals who may have created materials on our behalf (including with respect to inventions covered by our patents and pending patent applications), it is not possible for us to be certain that we have obtained all necessary rights to such materials. No assurance can be given that our patents, or patent applications if issued, would be upheld by a court, or that a competitor’s technology or product would be found to infringe on our patents. Moreover, much of our technology know-how that is not patentable may constitute trade secrets. Therefore, we require our employees, consultants, advisors and collaborators to enter into confidentiality agreements either as stand-alone agreements or as part of their employment or consulting contracts. However, no assurance can be given that such agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of confidential information. Also, while we have used commercially reasonable efforts to obtain executed copies of such agreements from all employees, consultants, advisors and collaborators, no assurance can be given that executed copies of all such agreements have been obtained.

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

Competitors may infringe on our patents or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Moreover, similar challenges may be made by third parties outside the context of litigation, e.g., via administrative proceedings such as post grant or inter partes review in the United States or via oppositions or other similar proceedings in other countries/regions.

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

Risks Related to Human Capital Management

We rely heavily on the capabilities and experience of our key executives and clinical personnel and advisors; and the loss of any of them could affect our ability to develop DM199 or any future product candidate.

We depend heavily on members of our management team and certain other key personnel, including in particular our clinical personnel. We also depend on our clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial, medical, clinical and regulatory personnel, particularly as we continue to expand our activities and seek regulatory approvals for clinical trials and eventually our DM199 product candidate. We enter into agreements with scientific and clinical collaborators and advisors, key opinion leaders, and academic partners in the ordinary course of our business. We also enter into agreements with physicians and institutions that will recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for these types of personnel from other companies, research and academic institutions and other organizations. We cannot predict our success in hiring or retaining the personnel we require for our continued growth. The loss of the services of any of our key executive officers and clinical personnel and advisors could potentially harm our business, operating results or financial condition.

We will likely need to expand our operations and increase the size of our Company and we may experience difficulties in managing our growth.

As we advance our DM199 product candidate through clinical trials and develop future product candidates, we have expanded our product development, scientific, clinical, regulatory and compliance, and administrative headcount. As of December 31, 2024, we had 28 full time employees, compared to 18 full time employees, as of December 31, 2023. In addition, to continue to meet our obligations as a U.S. public reporting company, we will likely need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

●	successfully attract and recruit new employees with the expertise and experience we require;
●	manage our clinical programs effectively, which have been and will continue to be conducted at numerous clinical sites;
●	develop a marketing, distribution and sales infrastructure if we seek to market our products directly; and
●	continue to improve our operational, manufacturing, quality assurance, financial and management controls, reporting systems and procedures.

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

Even if DM199 or any future product candidate is successfully developed and receives regulatory approval, it may not gain market acceptance among physicians, patients, third-party payers, such as private insurers or governments and other funding parties. The degree of market acceptance for DM199 or any product candidate we develop will depend on a number of factors including, among others:

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

Our estimates of the market opportunity for our DM199 product candidate for the treatment of AIS, PE and any other indications we choose to pursue or any other product candidates we develop are based on a number of assumptions and may prove to be inaccurate. The actual market may be smaller than we believe, which would adversely affect our business, prospects, operating results and financial condition.

Our ReMEDy2 trial excludes patients who are eligible to receive mechanical thrombectomy, specifically participants with large vessel occlusions in the intracranial carotid artery or the M1 segment of the middle cerebral, vertebral or basilary arteries or those that are otherwise eligible for MT. As a result of our recent protocol amendment for the ReMEDy2 trial, participants treated with tPA or TNK, (thrombolytic agents) intended to dissolve blood clots, are now eligible for participation if they continue to experience a persistent neurological deficit after receiving thrombolytic treatment and meet all other trial criteria, including repeat brain imaging to assess any hemorrhagic (bleeding) transformation. We believe the ReMEDy2 trial population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA/TNK and/or MT.

We estimate total addressable markets for our DM199 product candidate for the treatment of AIS, PE and any other indications we choose to pursue or any other product candidates we develop. Our estimates and forecasts are based on a number of complex assumptions, internal and third-party estimates in published literature, and other business data, including assumptions and estimates relating to our ability to manage operating expenses of, invest in, and develop and generate revenue from DM199 or any other product candidates we develop in the future. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and metrics. Consequently, our estimates of the total addressable markets and our forecasts of market growth may prove to be incorrect. For example, if the annual total addressable markets or the potential market growth is smaller than we have estimated or if the key business metrics we utilize to forecast commercial opportunities are inaccurate, it may have an adverse effect on our business, prospects, operating results and financial condition.

Risks Related to Our Common Shares

Our common share price has been volatile and may continue to be volatile.

Our common shares trade on The Nasdaq Capital Market under the trading symbol “DMAC.” During 2024, the sale price of our common shares ranged from $2.14 to $6.41 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy and in the financial markets, industry related developments in the overall biotech and pharmaceutical sectors, and the impact of material events and changes in our operations, such as our progress in our clinical trials, results thereof, operating results and financial condition. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

We do not have a history of a very active trading market for our common shares.

During 2024, the daily trading volume of our common shares ranged from approximately 5,200 shares to 1,179,000 shares. Although we anticipate a more active trading market for our common shares in the future, we can give no assurance that a more active trading market will develop or be sustained. If we do not have an active trading market for our common shares, it may be difficult for you to sell our common shares at a favorable price or at all.

We may issue additional common shares resulting in share ownership dilution.

Future dilution will likely occur due to anticipated future equity issuances by us. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our shareholders will be diluted. In addition, as of December 31, 2024, we had outstanding options to purchase 4,277,028 common shares, deferred stock units representing 267,553 common shares and 2,899,149 common shares reserved for future issuance in connection with future grants under the DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan and options to purchase 415,410 common shares and deferred stock units representing 17,333 common shares under our prior equity compensation plans. If these or any future outstanding options or deferred stock units are exercised or otherwise converted into our common shares, our shareholders will experience additional dilution.

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

We are currently a “smaller reporting company” under the U.S. federal securities laws and, as such, are subject to scaled disclosure requirements afforded to such companies. For example, as a smaller reporting company, we are subject to reduced executive compensation disclosure requirements. Our shareholders and investors may find our common shares less attractive as a result of our status as a “smaller reporting company” and our reliance on the reduced disclosure requirements afforded to these companies. If some of our shareholders or investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.

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

We were classified as a “passive foreign investment company” in 2024, 2023, 2022 and certain prior years and may continue to be so classified in future taxable years, which may have adverse U.S. federal income tax consequences for U.S. shareholders and adversely affect the level of interest in our common shares by U.S. investors.

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

PFIC Status Determination. The tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income. Based on these tests, we believe that we were a PFIC for the taxable year ended December 31, 2016 and again for the taxable years ended December 31, 2022, December 31, 2023, and December 31, 2024. Based on these tests, we believe that we were not a PFIC for any of the taxable years ended December 31, 2017 through December 31, 2021. Our status as a PFIC is a fact-intensive determination made for each taxable year, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2025 or for future taxable years. U.S. shareholders who own our common shares for any period during which we are a PFIC (which we believe would currently be those shareholders that held our common shares in the taxable year ended December 31, 2016 or any of the taxable years ended December 31, 2022, 2023 or 2024) will be required to file IRS Form 8621 for each tax year during which they hold our common shares, unless, after we are no longer a PFIC, any such shareholder makes the “purging election” discussed below.

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

QEF Election. A U.S. shareholder may avoid the adverse tax consequences described above by making a timely and effective QEF election. A U.S. shareholder who makes a QEF election generally must report, on a current basis, its share of our ordinary earnings and net capital gains, whether or not we distribute any amounts to our shareholders, and would be required to comply with specified information reporting requirements. Any gain subsequently recognized upon the sale by that U.S. shareholder of our common shares generally would be taxed as capital gain and the denial of the basis step-up at death described above would not apply. The QEF election is available only if the company characterized as a PFIC provides a U.S. shareholder with certain information regarding its earnings and capital gains, as required under applicable U.S. Treasury regulations. We intend to provide all information and documentation that a U.S. shareholder making a QEF election is required to obtain for U.S. federal income tax purposes (e.g., the U.S. shareholder’s pro rata share of ordinary income and net capital gain, and a “PFIC Annual Information Statement” as described in applicable U.S. Treasury regulations).

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

From time to time, we may announce the timing of certain events we expect to occur, such as the anticipated number of clinical sites and pace of enrollment and the timing of the interim analysis for our ReMEDy2 trial and the timing of completion of the PE trial. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ significantly from what has been publicly disclosed. The projected timing of events such as the anticipated number of clinical sites and pace of enrollment for our ReMEDy2 trial or the filing of an application to obtain regulatory approval or an announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing or events that we anticipate may occur as a result of different factors, including regulatory actions, the nature of the results obtained during a clinical trial or during a research phase, problems with a CDMO or CRO, health crises, epidemics or pandemics, full or partial clinical holds that may be imposed by the FDA or any other event having the effect of delaying the publicly announced timeline or leading to results that are different from what we expect. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones or changes in other events of which we anticipate could have a material adverse effect on our business plan, financial condition or operating results, and the trading price of our common shares.

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

We, or our third-party contract research organizations or consultants, may be subject to information technology (IT) systems failures, network disruptions, breaches in data security and computer crime and cyber-attacks, which could result in a material disruption of our product candidates' development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are dependent upon IT systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party consultants who have access to our confidential information.

IT system failures, network disruptions, breaches of data security and sophisticated and targeted computer crime and cyber-attacks could disrupt our operations by impeding our development programs, including delays in our clinical trials, the manufacture or shipment of our drug product candidate or other clinical supplies, the processing of transactions or reporting of financial results, or by causing an unintentional disclosure of confidential information. Despite our security measures, our IT and infrastructure may be attacked by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. In the ordinary course of our business, we collect and store sensitive data on our network, including intellectual property, proprietary business information, and personal information of our business partners and employees. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may experience security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, clinical trials and results of operations. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate for these events on a timely basis, we may suffer interruptions in our ability to manage our clinical trials and other operations. In addition, we and the third parties on which we rely may be more susceptible to security breaches and other security incidents due to many of our and their employees working remotely for some portion of time. While management has taken steps to address these concerns by conducting employee training, implementing certain data and system redundancy, hardening and fail-over along with other network security, comprehensive monitoring of our networks and systems, maintenance of backup and protective systems and other internal control measures, there can be no assurance that the measures we have implemented to date would be sufficient in the event of a system failure, loss of data or security breach. Because the techniques used to obtain unauthorized access change frequently and can be difficult to detect, anticipating, identifying or preventing these intrusions or mitigating them if and when they occur may be challenging. Although we have been the target of cyber attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication, the aggregate impact of these attacks on our operations and financial condition has not been material. However, in light of the fact that cybersecurity threats have been rapidly evolving in sophistication and prevalence, no assurance can be provided that we will not become subject to future attacks, especially when our cybersecurity protection is dependent at least to some extent on the lack of human error. SEC rules related to cybersecurity risk management may further increase our regulatory burden and the cost of compliance in such events. As a result, in the event of such a failure, loss of data or security breach, our financial condition and operating results could be adversely affected.

We currently use limited traditional and generative artificial intelligence (AI) solutions for certain administrative and other functions. We may incorporate additional AI solutions into our information systems in the future and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that we use to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims.

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

We hold a number of insurance policies, including, but not limited to, product and general liability insurance, directors’ and officers’ liability insurance, property insurance, and workers’ compensation insurance. The costs of maintaining adequate insurance coverage, most notably directors’ and officers’ liability insurance, have increased significantly in the past and could do so again in the future, thereby adversely affecting our operating results. If such costs increase, we may be forced to accept lower coverage levels and higher deductibles, which, in the event of a claim, could require significant, unplanned expenditures of cash, which could adversely affect our business. Future potential directors and officers could view our directors’ and officers’ liability insurance coverage as limited or even inadequate. Limited directors’ and officers’ liability insurance coverage, or the perception that our directors’ and officers’ liability insurance coverage is inadequate, may make it difficult to attract and retain directors and officers, and we may lose potential independent board members and management candidates to other companies that have more extensive directors’ and officers’ liability insurance coverage. In addition, if any of our current insurance coverages should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers.

The widespread outbreak of communicable diseases could delay our clinical trials and otherwise materially and adversely affect our business, operating results and financial condition.

We face risks related to health epidemics or outbreaks of communicable diseases, for example, the outbreak around the world of the highly transmissible and pathogenic coronavirus COVID-19. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. Many countries around the world may impose quarantines and restrictions on travel and mass gatherings to slow the spread of communicable diseases and close non-essential businesses. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could delay our clinical trials and materially affect our business, operating results and financial condition.

A pandemic or outbreak could result in difficulty securing additional clinical trial site locations, and adversely affect the ability of investigators and other study staff enrolling participants and may also adversely impact the ability of activities of CROs, trial monitors, laboratories and other critical vendors and consultants supporting our clinical trials. The potential negative impacts also include the inability to have study visits at trial sites, incomplete collection of safety and efficacy data, and higher rates of drop-out of subjects from ongoing trials, delays in site entry of study data into the data base, delays in monitoring of trial data because of restricted physical access to sites, delays in site responses to queries, delays in data-base lock, delays in data analyses, delays in time to top-line data, and delays in completing study reports. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the willingness of participants to enroll in our current or future clinical trials. These situations could cause delays in our clinical trial plans and increase expected costs, all of which could have a material adverse effect on our business, prospects, operating results and financial condition. Additionally, the manufacturing of DM199 and other product candidates, as well as other clinical supplies required to conduct our studies may be delayed by related supply chain issues, specifically supply of raw materials, compounded by international shipping delays.

Further, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital and negatively affect our liquidity. In addition, it could materially affect the value of our common shares.

Our business or the value of our common shares could be negatively affected as a result of actions by activist shareholders.

We value constructive input from our shareholders, and our Board of Directors and management team are committed to acting in the best interests of our shareholders. However, shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our share price to experience periods of volatility or stagnation.

Item 1B.	Unresolved Staff Comments

This Item 1B is inapplicable to us as a smaller reporting company.

Item 1C.	Cybersecurity

We recognize the importance of identifying, assessing, and managing material risks associated with cybersecurity threats, which risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to employees or participants in our clinical trials, and violation of data privacy or security laws. In the ordinary course of our business, we collect and store certain confidential information such as information about our employees, contractors, vendors, suppliers, and clinical data. We augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed at least annually by our Board of Directors.

Risk Management and Strategy

Identifying, assessing, and managing cybersecurity risk is integrated into our overall enterprise risk management systems and processes. Our cybersecurity risk management program has been developed based upon prevailing security standards and the National Institute of Standards and Technology (NIST) framework for evaluating and responding to potential cybersecurity risks, and addressing cybersecurity threats and incidents to the extent they arise. We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality, as well as operational, business and privacy impact. An important component of this program is employee awareness of and vigilance regarding cybersecurity risks. Our employees receive ongoing cybersecurity awareness trainings, including specific topics related to social engineering and email fraud.

Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage third party experts, including managed information technology (IT) service providers and cybersecurity consultants, to evaluate and support our risk management systems. We utilize advanced technologies for continuous cybersecurity monitoring across our IT environment which are designed to prevent, detect and minimize cybersecurity attacks, as well as alert management of such attacks. Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage third-party experts, including managed IT service providers and cybersecurity consultants, to evaluate and support our risk management systems, monitor potential vulnerabilities, periodically test our cybersecurity controls and procedures, and respond to cybersecurity incidents affecting us, including prompt escalation and communication of major security incidents to senior management and our Board of Directors.

Governance

The Audit Committee of our Board of Directors is responsible for overseeing our cyber security risk management and strategy, including overseeing management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our IT systems, processes and data. Our Chief Financial Officer and cybersecurity consultants regularly meet with and provides periodic briefings to our Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents, if any, and related responses, and cybersecurity systems testing.

Management has implemented risk management policies and procedures, and management is responsible for the day-to-day cybersecurity risk management. Our Chief Financial Officer is responsible for the day-to-day assessment and management of our cybersecurity risks.

Cybersecurity Threat Disclosure

As of the date of this Annual Report on Form 10-K, risks from cybersecurity threats have not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations, or financial condition. However, cybersecurity threats are constantly evolving, becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. While we have implemented measures to safeguard our operational and technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective.

For further discussion of cybersecurity risks, please see Item 1A, "Risk Factors".

Item 2.	Properties

Our principal executive offices, together with our research and development operations, are at the office of our wholly owned subsidiary, DiaMedica USA Inc., located at 301 Carlson Parkway, Suite 210, Minneapolis, Minnesota, USA 55305. We lease these premises, which consist of approximately 6,000 square feet, pursuant to a lease that expires in January 2028. We believe that our facilities are adequate for our current needs and that suitable additional space will be available if and when needed on acceptable terms.

Item 3.	Legal Proceedings

In March 2013, we entered into a clinical research agreement with Pharmaceutical Research Associates Group B.V., acquired by ICON plc as of July 1, 2021 (PRA Netherlands) to perform a double-blinded, placebo-controlled, single-dose and multiple-dose study to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics and proof of concept of DM199 in healthy subjects and in patients with Type 2 diabetes mellitus. In one arm of this study, we enrolled 36 patients with Type 2 diabetes who were treated with two subcutaneous dose levels of DM199 over a 28-day period. This study achieved its primary endpoint and demonstrated that DM199 was well-tolerated. The secondary endpoints for this study, however, were not met. The secondary efficacy endpoints were confounded due to what we believe were significant execution errors caused by protocol deviations occurring at the clinical study site that were unable to be reconciled. To date, we have been unable to obtain the complete study records from PRA Netherlands necessary to generate a final study report. On November 14, 2017, we initiated litigation with PRA Netherlands in the United States District Court, Southern District of New York. The complaint alleged, among other things, that PRA Netherlands failed to conduct the study in accordance with the study protocol and with generally accepted standards for conducting such clinical studies and that PRA Netherlands further refused to provide us with all data, records and documentation, and/or access thereto, related to the study in accordance with the clinical trial study agreement. The complaint sought to compel PRA Netherlands to comply with the terms of the clinical trial study agreement, including providing full study records and to recover damages.

After several procedural stages, we ceased action against PRA Netherlands in the United States and commenced an action in a Dutch Court, which was subsequently moved to the Netherlands Commercial Court (NCC), which specializes in handling international commercial disputes.

On November 23, 2022, we filed a petition requesting leave for a prejudgment attachment of all relevant documents in possession of PRA Netherlands which was granted on November 28, 2022, by the District Court of Northern Netherlands. A representative of the District Court served PRA Netherlands with the prejudgment attachment on or about December 7 and 8, 2022. The case was formally introduced to the NCC on December 28, 2022 and a hearing by the NCC to determine whether we are entitled to take possession of the records seized was scheduled and held on March 16, 2023.

On April 21, 2023, the NCC issued a judgement affirming our ownership of the physical documents, including 51 hardcopy folders and certain digital files, related to the clinical studies performed by PRA Netherlands and seized by the Dutch courts in December 2022. The NCC further ordered PRA Netherlands to allow and tolerate the surrender of the documents, including digital and source data. Additionally, the NCC found that we are not in breach of any obligation under the clinical study agreement and PRA Netherlands had no basis to suspend the fulfillment of its obligations under the clinical study agreement to provide us all clinical data and access to perform an audit of the study. On June 15, 2023, PRA Netherlands filed an appeal of this decision and requested a scheduling hearing with the NCC, which occurred on September 23, 2024.

The hearing addressing our claims for damages was conducted on December 7, 2023. On February 7, 2024, the NCC issued a judgment in which the NCC found that, although all data related to the study is the rightful property of DiaMedica, there was an insufficient causal link between PRA Netherlands withholding study data and the damages claimed by us. We have notified the NCC and PRA Netherlands of our intent to appeal this decision and submitted our statement of grounds for appeal on October 15, 2024. The NCC has issued a decision to consolidate both appeals and evaluate them concurrently at a single hearing currently scheduled for March 20, 2025.

From time to time, we may be subject to other various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. Other than the PRA Netherlands matter noted above, we are not currently engaged in or aware of any threatened legal actions.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on The Nasdaq Capital Market under the trading symbol “DMAC”.

Number of Record Holders

As of March 14, 2025, we had 25 holders of record of our common shares. This does not include persons whose common shares are in nominee or “street name” accounts through brokers or other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common shares and currently do not have any plans to do so in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Additionally, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors. As a result, our shareholders will likely need to sell their common shares to realize a return on their investment and may not be able to sell their shares at or above the price paid for them.

Purchases of Equity Securities by the Company

We did not purchase any common shares or other equity securities of our Company during the fourth quarter ended December 31, 2024.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities of our Company during the fourth quarter ended December 31, 2024.

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

Certain Canadian Federal Income Tax Considerations for U.S. Holders

The following is, as of March 1, 2025, a summary of the principal Canadian federal income tax considerations under the Income Tax Act (Canada) (Tax Act) generally applicable to a holder of our common shares who, for purposes of the Tax Act and at all relevant times, is neither resident in Canada nor deemed to be resident in Canada for purposes of the Tax Act and any applicable income tax treaty or convention, and who does not use or hold (and is not deemed to use or hold) common shares in the course of carrying on a business in Canada, deals at arm’s length with us, is not affiliated with us, is not a “specified shareholder” of us (within the meaning of subsection 18(5) of the Tax Act) and holds our common shares as capital property (Holder). A “specified shareholder” for these purposes generally includes a person who (either alone or together with persons with whom that person is not dealing at arm’s length for the purposes of the Tax Act) owns or has the right to acquire or control 25% or more of the common shares determined on a votes or fair market value basis. Generally, common shares will be considered to be capital property to a Holder thereof provided that the Holder does not hold common shares in the course of carrying on a business and such Holder has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.

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

Passive Foreign Investment Company Considerations

As discussed below, in our three most recent taxable years of 2024, 2023 and 2022 we were classified as a PFIC under the rules described below, and we may be a PFIC for our 2025 and future taxable years although such determination cannot be made until after each year end. Accordingly, any U.S. Holder who held our shares prior to 2025 is likely subject to the PFIC regime and should carefully consider the available elections described below to mitigate the adverse tax consequences of PFIC status. Even if we are no longer a PFIC in 2025 or a subsequent taxable year any shares held from a time when we were a PFIC will remain subject to the PFIC rules unless the U.S. Holder enters into a “purging election” as described below.

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

PFIC Status Determination. Although the tests for determining PFIC status for any taxable year are dependent upon a number of factors, some of which are beyond our control, including the value of our assets, the market price of our common shares, and the amount and type of our gross income, based on those tests: (i) we believe that we were a PFIC for the taxable year ended December 31, 2016, and (ii) we do not believe that we were a PFIC for any of the taxable years ended December 31, 2017 through December 31, 2021, and (iii) we believe that we were a PFIC for the taxable years ended December 31, 2022, December 31, 2023 and December 31, 2024 . Our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurance regarding our PFIC status for the taxable year ending December 31, 2025 or for subsequent taxable years. U.S. Holders who own our common shares for any period during which we are a PFIC will be required to file IRS Form 8621 for each tax year during which they hold our common shares. No opinion of legal counsel or ruling from the IRS concerning our status as a PFIC has been obtained or is currently planned to be requested. However, the determination of our PFIC status is made annually after the close of each taxable year and it is difficult to predict before such determination whether we will be a PFIC for any given taxable year. Even if we determine that we are not a PFIC after the close of a taxable year, there can be no assurance that the IRS will agree with our conclusion. No assurance can be provided regarding our PFIC status, and neither we nor our United States counsel expresses any opinion with respect to our PFIC status.

PFIC Consequences. If we are a PFIC at any time when a non-corporate U.S. Holder owns common shares, and such U.S. Holder does not make a “qualified electing fund” election (QEF election) or a “mark-to-market” election, both as described below, such U.S. Holder will generally be subject to federal tax under the “excess distribution rules” (described below). Under such rules, additional taxes and interest charges would apply to certain distributions by us or to gain upon dispositions of our common shares. If neither of such elections are made, the excess distribution rules apply to (1) distributions paid during a taxable year that are greater than 125% of the average annual distributions paid in the three preceding taxable years, or, if shorter, the U.S. Holder’s holding period for the common shares, and (2) any gain recognized on a sale, exchange or other disposition (which would include a pledge or transfer by gift or death) of common shares. Under the excess distribution rules, the non-corporate U.S. Holder’s tax liability will be determined by allocating such distribution or gain ratably to each day in the U.S. Holder’s holding period for the common shares. The amount allocated to the current taxable year (i.e., the year in which the distribution occurs or the gain is recognized) and any year prior to the first taxable year in which we were a PFIC during such holding period will be taxed as ordinary income earned in the current taxable year and the preferential tax rate applicable to capital gains or dividends received on our common shares would not be available. The amount allocated to other taxable years (i.e., prior years in which we were a PFIC) will be taxed at the highest marginal rate in effect (for individuals or corporations as applicable) for ordinary income in each such taxable year, and an interest charge, generally applicable to the underpayment of tax, will be added to the tax and the preferential tax rate applicable to capital gains or dividends received on our common shares would not be available. These adverse tax consequences would not apply to a pension or profit-sharing trust or other tax-exempt organization that did not borrow funds or otherwise utilize leverage in connection with its acquisition of our common shares. In addition, if a non-electing U.S. Holder who is an individual dies while owning our common shares, such U.S. Holder's successor generally would not receive a step-up in tax basis with respect to such common shares, but instead would have a tax basis equal to the lower of the fair market value of such common shares or the decedent’s tax basis in such common shares. Proposed regulations, that are not yet effective, address domestic partnerships and S corporations that own stock in a PFIC for which a QEF election or "mark-to-market" election could be made. Currently, only the domestic partnership or S corporation (and not the partners or S corporation shareholders) can make these elections. The proposed regulations would reverse the current rule so that only the partners or S corporation shareholders — not the partnership or S corporation — could make the elections. These proposed regulations would only apply to partnership or S corporation shareholders' tax years beginning on or after the date they are issued in final form.

QEF Election. The tax considerations that would apply if we were a PFIC would be different from those described above if a U.S. Holder makes a valid QEF election. For each year that we meet the PFIC gross income test or asset test, an electing U.S. Holder would be required to include in gross income its pro rata share of our ordinary income and net capital gains, if any, as determined under U.S. federal income tax principles. The U.S. Holder’s adjusted tax basis in our common shares would be increased by the amount of such inclusions. An actual distribution to the U.S. Holder out of such income generally would not be treated as a dividend and would decrease the U.S. Holder’s adjusted tax basis in our common shares. Gain realized from the sale of our common shares covered by a QEF election would be taxed as a capital gain and the denial of the basis step-up at death described above would not apply. Generally, a QEF election must be made by the U.S. Holder on a timely filed tax return for the first taxable year in which the U.S. Holder held our common shares that includes the close of our taxable year for which we met the PFIC gross income test or asset test. A separate QEF election would need to be made for any of our subsidiaries that are classified as a PFIC. A QEF election is made on IRS Form 8621. U.S. Holders will be eligible to make QEF elections only if we agree to provide U.S. Holders with the information they will need to comply with the QEF rules. In the event we become a PFIC, we intend to provide all information and documentation that a U.S. Holder making a QEF election is required to obtain for U.S. federal income tax purposes (e.g., the U.S. Holder’s pro rata share of ordinary income and net capital gain, and a “PFIC Annual Information Statement” as described in applicable U.S. Treasury regulations).

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the years ended December 31, 2024 and 2023.

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

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from severe ischemic disease with two main clinical programs focused on acute ischemic stroke (AIS) and preeclampsia (PE). Our lead candidate DM199 (rinvecalinase alfa; rhKLK1) is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein (serine protease enzyme) to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia, with human urinary KLK1, for the treatment of AIS and porcine KLK1, for the treatment of cardio renal disease, including hypertension. Our current focus is on the treatment of AIS and PE. We plan to advance DM199 through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for AIS and PE. Longer term, we plan to develop DM300, our patented recombinant human ulinastatin, a broad-spectrum serine protease inhibitor, as a potential therapy for severe acute pancreatitis.

Our lead candidate DM199 is a recombinant form of human tissue kallikrein-1 (rhKLK1) which is a synthetic version of the naturally occurring protease enzyme kallikrein-1 and the first and only rhKLK1 undergoing global clinical development studies in both AIS and PE. DM199 has been granted Fast Track designation from the FDA for the treatment of AIS. Naturally occurring KLK1 (extracted from human urine or porcine pancreas) has been an approved therapeutic agent in Asia for decades in the treatment of AIS and hypertension associated with cardiorenal disease. DM199 is produced using recombinant DNA technology without the need for extracted human or animal tissue sources and thereby eliminates risk of pathogen transmission.

KLK1 is a serine protease enzyme that plays an important role in the regulation of diverse physiological processes via a molecular mechanism that may enhance microcirculatory blood flow and tissue perfusion by increasing  production of NO, PGI2 and EDHF. In the case of AIS, DM199 is intended to enhance blood flow and boost neuronal survival in the ischemic penumbra by dilating arterioles surrounding the site of the vascular occlusion and inhibition of apoptosis (neuronal cell death) while also facilitating neuronal remodeling through the promotion of angiogenesis. In preeclampsia, DM199 is intended to lower blood pressure, enhance endothelial health and improve perfusion to maternal organs and the placenta, potentially disease modifying outcomes improving both maternal and perinatal outcomes.

Our product development pipeline is as follows:

We are developing DM199 to address two major critical unmet needs. In AIS, up to 80% of AIS patients are not eligible for treatment with currently approved clot-busting (thrombolytic) drugs or catheter-based clot removal (mechanical thrombectomy). DM199 is intended to enhance collateral blood flow and boost neuronal survival in the ischemic penumbra and inhibit neuronal cell death (apoptosis) while promoting neuronal remodeling and neoangiogenesis and offer a treatment option for patients who have otherwise no therapeutic options. In PE, there are currently no approved agents in any global market to safely lower maternal blood pressure and/or reduce the risk of fetal growth restriction. Historically, the major issue is that traditional vasodilators that are commonly used to reduce essential hypertension (eg, beta-blockers, angiotensin converting enzyme inhibitors (ACEi)) can readily cross the placenta and enter into the fetal circulation and cause harm to the developing fetus. We believe that DM199 is uniquely suited to treat PE since its inherent molecular size (~26 kilodaltons (KD)) is typically too large to cross the blood-placental barrier but may simultaneously reduce blood pressure and enhance microcirculatory perfusion to the maternal organs and placenta. DM199 has the potential to not only address hypertension of PE but also confer disease modifying outcomes for both maternal and perinatal outcomes including fetal growth restriction.

AIS Phase 2/3 ReMEDy2 Trial

Our clinical program in AIS centers on our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board after the first 200 participants have completed the trial. Based on the results, the study may be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. Patients enrolled in the trial will be treated with either DM199 or placebo within 24 hours of the onset of AIS symptoms. The trial excludes patients who received MT or participants with large vessel occlusions in the intracranial carotid artery or the M1 segment for the middle cerebral, vertebral or basilary arteries or those that are otherwise eligible for MT. As a result of our recent protocol amendment, participants treated with tPA or TNK, thrombolytic agents intended to dissolve blood clots, are now eligible for participation if they continue to experience a persistent neurological deficit and meet all other trial criteria, including repeat brain imaging to assess any hemorrhagic (bleeding) transformation. The study population is representative of the approximately 80% of AIS patients who do not have treatment options today, primarily due to the limitations on treatment with tPA/TNK and/or MT. The primary endpoint of the ReMEDy2 trial is physical recovery from stroke as measured by the well-established modified Rankin Scale at day 90, specifically recovering to an mRS score of 0-1 (mRS range of 0-6). We believe that our ReMEDy2 trial has the potential to serve as a pivotal registration study of DM199 in this patient population.

Prior to the clinical hold of our ReMEDy2 trial, announced in July 2022 and fully lifted in June 2023, we had experienced and are continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; our revised inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to another hospital or an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including identification, qualification and activation, clinical site monitoring and overall program management. In addition, we made the decision to globally expand the trial and to this end we have submitted or are in the process of preparing regulatory filings and identifying and engaging study sites in the countries of Canada, Australia and Georgia. We also recently revised the study protocol to widen the inclusion criteria and reduce the burden on participants and sites. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial; however, no assurances can be provided as to the success of these mitigation actions and if or when these issues will resolve. The failure to resolve these issues will result in delays in our ReMEDy2 trial.

Preeclampsia Program

Our clinical development program in PE is a safety, tolerability, and pharmacodynamic, proof-of-concept study in patients with PE and is financed as an investigator-sponsored trial. This is a Phase 2 single center, open-label, multiple ascending dose (MAD, intravenous plus subcutaneous), dose escalation study being conducted at  the Tygerberg Hospital, Cape Town, South Africa.

As announced in November 2024, enrollment commenced in the dose escalation portion of this study. Up to 90 women with PE, and potentially an additional 30 subjects with fetal growth restriction, may be evaluated. Part 1A of the PE study is recruiting up to 30 women planned for delivery within 72 hours and Part 2 will recruit up to 90 women in the expectant management setting. Part 1A of the study is intended to identify a suitable dose for Part 2 of the study and key outcomes from Part 1A are safety (including confirmation that DM199 does not cross the placental barrier), tolerability and identification of a suitable Phase 2 dose. Two efficacy endpoints being tracked are the change in maternal systolic blood pressure (SBP) after dosing and, for patients with early onset PE, improved baseline uterine artery blood flow. The results from Part 1A are expected in the second quarter of 2025.

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

We believe DM199 has the potential to lower blood pressure, enhance endothelial health, and improve perfusion to maternal organs and the placenta. We have completed studies on fertility, embryofetal development, and pre- and post-natal development in animal models, which support the potential safety in pregnant humans. Additionally, we completed a placental transfer study in pregnant rodents in which DM199 did not cross the placental barrier. Specifically, DM199 was detectable in the maternal blood, but undetectable in the fetal blood.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations from public and private sales of equity, the exercise of warrants and stock options, interest income on funds available for investment, and government grants. Our June 2024 private placement generated $11.7 million in net proceeds after deducting offering expenses. We have incurred losses in each year since our inception. Our net losses were $24.4 million and $19.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $44.1 million and an accumulated deficit of $140.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our product candidate development programs, our research and development (R&D) activities and general and administrative (G&A) support costs associated with our operations and status as a publicly listed company.

We expect to continue to incur significant expenses and increased operating losses for at least the next few years. We anticipate that our quarterly expenses will increase moderately relative to recent prior periods as we expand our ReMEDy2 trial globally and continue site activation and enrollment and as we expand our DM199 clinical development program into PE. Our efforts to expand our team to provide support for our clinical and administrative operations will also likely contribute to such increases.

While we expect our rate of future negative cash flow per month will generally increase moderately relative to recent prior periods as we continue our ReMEDy2 trial, including our global expansion, and expand our DM199 clinical development program into PE, we expect our current cash resources will be sufficient to allow us to continue our ReMEDy2 trial, support the Phase 2 PE trial, and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and in particular the rate of site activation and participant enrollment in the study, the Phase 2 PE trial, the potential further expansion of our current development programs and other factors. We may require or otherwise seek significant additional funds earlier than we currently expect. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Components of Our Results of Operations

Research and Development Expenses

We incurred R&D expenses of $19.1 million and $13.1 million for the years ended December 31, 2024 and 2023, respectively. R&D expenses consist primarily of fees paid to external service providers such as contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services; and laboratory testing. R&D costs also include non-clinical testing; fees paid to our contract manufacturing and development organizations and outside laboratories for development of DM199 and related manufacturing processes; costs for production runs of DM199; consulting resources with specialized expertise related to the execution of our development plan for DM199 product candidate; and personnel costs including salaries, benefits, non-cash share-based compensation expense; and other personnel costs. Over the past approximately 10 years, our R&D efforts have been primarily focused on developing DM199. At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in completing the development of DM199 through marketing approval. The process of conducting clinical studies necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical studies, manufacturing scale-up, or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

We incurred G&A expenses of $7.6 million and $8.2 million for the years ended December 31, 2024 and 2023, respectively. G&A expenses consist primarily of salaries and benefits, including non-cash share-based compensation expense related to our executive, finance, business development and support functions. G&A expenses also include insurance, including directors’ and officers’ liability coverage, rent and utilities, travel expenses, patent costs, and professional fees, including for auditing, tax and legal.

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

Research and Development Costs

R&D costs include expenses incurred in the conduct of human clinical trials such as fees paid to external service providers such as contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services; and laboratory testing. R&D costs also include non-clinical research studies; fees paid to contract manufacturing and development organizations and outside laboratories for the development of DM199 and related manufacturing processes; and costs to produce sufficient amounts of the DM199 compound for use in our clinical studies; consulting resources with specialized expertise related to execution of our development plan for our DM199 product candidate; and personnel costs, including salaries, benefits and non-cash share-based compensation.

We charge R&D costs to expense when incurred. Our human clinical trials are performed at experienced clinical trial sites and are generally administered by us with assistance from contract research organizations (CROs) although, during 2024 in an effort to mitigate the impact delays in our ReMEDy2 trial, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring and overall program management. Trial costs also include outside service providers, such as outside nursing services, testing laboratories and data coordination and collection. Upfront costs of setting up clinical trial sites are accrued upon execution of individual trial agreements. Expenses related to the performance of clinical trials are accrued based on contracted amounts and the achievement of agreed upon milestones, such as participant enrollment, participant follow-up, etc. While we utilize electronic data capture systems to facilitate the transmission and capture of clinical trial activity, such information is often incomplete or delayed. Therefore, we are required to estimate levels of performance under each significant contract, including, among other things, the extent of participant enrollment, the extent of supporting services performed and other activities through communications with the clinical trial sites, CROs and supporting vendors and adjust the estimates, if required, on a quarterly basis so that clinical expenses materially reflect the actual work performed at each clinical trial site and by each CRO or supporting vendor.

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

The fair value of option awards are estimated using the Black-Scholes option pricing model. The determination of the fair value of share-based awards is affected by our common share price, as well as assumptions regarding a number of complex and subjective variables. Risk-free interest rates are based upon United States Government securities rates appropriate for the expected term of each award. Expected volatility rates are based on the historical volatility experienced over a period equal to the expected term of the option. The assumed dividend yield is zero, as we do not expect to declare any dividends in the foreseeable future. The expected term of options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by us during the years ended December 31, 2024 and 2023:

	2024			2023
Common share fair value	$2.40	–	$5.38	$1.57	–	$3.24
Risk-free interest rate	3.8	–	4.5%	3.5	–	4.6%
Expected dividend yield	0%			0%
Expected option life (in years)	5.5	–	5.7	5.0	–	5.7
Expected stock price volatility	83.0	–	124.1%	101.7	–	108.1%

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses	$19,057	$13,110
General and administrative expenses	7,624	8,157
Other income, net	(2,267)	(1,929)

Research and Development Expenses

R&D expenses increased to $19.1 million for the year ended December 31, 2024, up from $13.1 million in the prior year. The increase is due primarily to cost increases resulting from the continuation of our ReMEDy2 clinical trial, the expansion of our clinical team, and increased manufacturing development activity. These increases were partially offset by cost reductions related to clinical trial work completed in 2023, including our Phase 1C and REDUX trials, and the completion in 2023 of in-use study work performed to address the clinical hold on our ReMEDy2 trial. We expect our R&D expenses to increase moderately relative to recent prior periods as we expand our ReMEDy2 trial globally and continue site activation and enrollment and as we expand our DM199 clinical development program into PE.

General and Administrative Expenses

G&A expenses were $7.6 million and $8.2 million for the year ended December 31, 2024 and 2023, respectively. This decrease resulted primarily from the combination of decreased legal fees incurred in connection with our lawsuit against PRA Netherlands and reductions in directors’ and officers’ liability insurance premiums and was partially offset by increased personnel costs associated with our expanded team and increased non-cash share-based compensation costs. We expect G&A expenses to remain steady as compared to prior periods.

Other Income, Net

Other income, net, was $2.3 million for the year ended December 31, 2024 compared to $1.9 million for 2023. The increase was driven by increased interest income recognized during 2024 related to higher average marketable securities balances during 2024 as compared to the prior year.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of December 31, 2024 and 2023 and cash flows for each of the years ended December 31, 2024 and 2023, and are intended to supplement the more detailed discussion that follows (in thousands):

Liquidity and Capital Resources	December 31, 2024	December 31, 2023
Cash, cash equivalents and marketable securities	$44,147	$52,895
Total assets	46,345	54,160
Total current liabilities	5,390	2,786
Total shareholders’ equity	40,718	51,057
Working capital	39,220	50,889

	Year Ended December 31,
Cash Flow Data	2024	2023
Cash flow provided by (used in):
Operating activities	$(22,076)	$(18,728)
Investing activities	8,564	(18,299)
Financing activities	11,994	36,842
Net decrease in cash and cash equivalents	$(1,518)	$(185)

Liquidity and Capital Resources

We had cash, cash equivalents and marketable securities of $44.1 million, current liabilities of $5.4 million, and working capital of $39.2 million as of December 31, 2024, compared to $52.9 million in cash, cash equivalents and marketable securities, $2.8 million in current liabilities, and $50.9 million in working capital as of December 31, 2023. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due to the net cash used in operating activities, partially offset by the net proceeds received from our June 2024 private placement.

Cash Flows

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $22.1 million compared to $18.7 million for the year ended December 31, 2023. The increase in cash used in operating activities resulted primarily from the combination of increased net loss and the advance of deposit funds to vendors supporting our ReMEDy2 clinical trial during 2024, partially offset by changes in operating assets and liabilities during 2024, particularly the increase in accrued liabilities related to the ReMEDy2 clinical trial and manufacturing development activities as of December 31, 2024.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash provided in investing activities was $8.6 million for the year ended December 31, 2024 compared to net cash used by investing activities of $18.3 million for the year ended December 31, 2023. This change resulted primarily from the timing of maturities and investments in marketable securities and, in 2023, investment of the net proceeds from our June 2023 private placement.

Financing Activities

Net cash provided by financing activities was $12.0 million for the year ended December 31, 2024, consisting primarily of net proceeds from the sale of common shares in our June 2024 private placement and exercises of stock options. For the year ended December 31, 2023, net cash provided by financing activities was $36.8 million, consisting primarily of net proceeds from the sale of common shares in our April and June 2023 private placements.

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to four years. We do not know when or if we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We do not expect to generate any revenue from product sales unless and until we obtain required regulatory approvals. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to moderately increase as compared to recent prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate, including, in particular, the continuation and global expansion of our ReMEDy2 trial. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any other product candidate, and if we are unable to secure the assistance of, or out-license to, a strategic partner, we expect to incur significant commercialization expenses for product marketing, sales, manufacturing and distribution.

Accordingly, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative cash flow per month will vary depending on our clinical activities and the timing of expenses incurred and will increase moderately relative to recent prior periods as we continue and globally expand our ReMEDy2 trial and the Phase 2 PE trial is conducted. We expect our current cash resources will be sufficient to continue our ReMEDy2 trial, support the Phase 2 PE trial and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the consolidated financial statements included in this report. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the Phase 2 PE trial, the potential further expansion of our current development programs and other factors on our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically, we have financed our operations primarily from sales of equity securities and the exercise of warrants and stock options, and we expect to continue this practice for the foreseeable future. Our most recent equity financing was our June 2024 private placement in which we issued and sold an aggregate of 4,720,000 common shares pursuant to a securities purchase agreement at a purchase price of $2.50 per share to accredited investors, a price approximately 10% above our closing price on the date of the offering. As a result of the offering, we received gross proceeds of $11.8 million, which resulted in net proceeds to us of approximately $11.7 million, after deducting offering expenses. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Commitments and Contingencies

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related or supporting activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services, various other vendors supporting the performance of our clinical trials and contract manufacturing and development organizations. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of clinical study sites activated, the number of countries in which clinical sites are activated, the number of participants enrolled, the amount of time to complete trial enrollment and the time required to finalize, analyze and report our clinical trial results. Clinical research agreements are generally cancelable upon up to 60-90 days’ notice, with our obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2024, we estimate that our outstanding commitments, including such cancellable contracts, are approximately $19.3 million, of which $14.5 million become due over the next 12 months and approximately $4.8 million become due in the next 12 months thereafter.

As of December 31, 2024, we had future operating lease obligation totaling approximately $316,000 over the remainder of the lease, of which approximately $90,000 is due over the next 12 months.

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain As of December 31, 2024, one milestone payment obligation remains which is due upon our first regulatory approval of DM199 for commercial sale. Following the launch of our first product, we will also incur a royalty obligation of less than 1% of net sales. The royalty term is indefinite but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This Item 7A is inapplicable to DiaMedica as a smaller reporting company and has been omitted pursuant to Item 305(e) of SEC Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of DiaMedica Therapeutics Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DiaMedica Therapeutics Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Minneapolis, Minnesota

March 17, 2025

DiaMedica Therapeutics Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$3,025	$4,543
Marketable securities	41,122	48,352
Amounts receivable	236	369
Prepaid expenses and other assets	227	411
Total current assets	44,610	53,675

Non-current assets:
Deposits	1,308	—
Operating lease right-of-use asset	279	354
Property and equipment, net	148	131
Total non-current assets	1,735	485

Total assets	$46,345	$54,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$940	$926
Accrued liabilities	4,347	1,777
Finance lease obligation	13	3
Operating lease obligation	90	80
Total current liabilities	5,390	2,786

Non-current liabilities:
Finance lease obligation, non-current	12	1
Operating lease obligation, non-current	225	316
Total non-current liabilities	237	317

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 42,818,660 and 37,958,000 shares issued and outstanding, as of December 31, 2024 and 2023, respectively	—	—
Paid-in capital	180,697	166,609
Accumulated other comprehensive income	23	6
Accumulated deficit	(140,002)	(115,558)
Total shareholders’ equity	40,718	51,057
Total liabilities and shareholders’ equity	$46,345	$54,160

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$19,057	$13,110
General and administrative	7,624	8,157
Total operating expenses	26,681	21,267

Operating loss	(26,681)	(21,267)

Other income:
Other income, net	2,267	1,929
Total other income, net	2,267	1,929

Loss before income tax expense	(24,414)	(19,338)

Income tax expense	(30)	(43)

Net loss	(24,444)	(19,381)

Other comprehensive income
Unrealized gain on marketable securities	17	80

Comprehensive loss	$(24,427)	$(19,301)

Basic and diluted net loss per share	$(0.60)	$(0.60)
Weighted average shares outstanding – basic and diluted	40,404,681	32,566,723

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share amounts)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2022	26,443,067	$128,078	$(74)	$(96,177)	$31,827
Issuance of common shares, net of offering costs of $1.4 million	11,480,156	36,848	—	—	36,848
Issuance of common shares upon settlement of deferred stock units	17,621	—	—	—	—
Issuance of common shares upon the vesting and settlement of restricted stock units	17,156	—	—	—	—
Share-based compensation expense	—	1,683	—	—	1,683
Unrealized gain on marketable securities	—	—	80	—	80
Net loss	—	—	—	(19,381)	(19,381)
Balances at December 31, 2023	37,958,000	$166,609	$6	$(115,558)	$51,057
Issuance of common shares, net of offering costs of $0.1 million	4,720,000	11,747	—	—	11,747
Issuance of common shares upon the vesting and settlement of restricted stock units	23,660	—	—	—	—
Issuance of common shares upon the exercise of stock options	117,000	256	—	—	256
Share-based compensation expense	—	2,085	—	—	2,085
Unrealized gain on marketable securities	—	—	17	—	17
Net loss	—	—	—	(24,444)	(24,444)
Balances at December 31, 2024	42,818,660	$180,697	$23	$(140,002)	$40,718

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands, except share amounts)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,444)	$(19,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,085	1,683
Amortization of discounts on marketable securities	(1,343)	(1,223)
Non-cash lease expense	75	70
Depreciation	39	30
Changes in operating assets and liabilities:
Amounts receivable	133	(287)
Prepaid expenses and other assets	184	(160)
Deposits	(1,308)	—
Accounts payable	14	192
Accrued liabilities	2,489	348
Net cash used in operating activities	(22,076)	(18,728)

Cash flows from investing activities:
Purchase of marketable securities	(50,411)	(69,410)
Maturities of marketable securities	59,000	51,135
Purchase of property and equipment	(25)	(24)
Net cash provided by (used in) investing activities	8,564	(18,299)

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	11,747	36,848
Proceeds from the exercise of stock options	256	—
Principal payments on finance lease obligations	(9)	(6)
Net cash provided by financing activities	11,994	36,842

Net decrease in cash and cash equivalents	(1,518)	(185)
Cash and cash equivalents at beginning of period	4,543	4,728
Cash and cash equivalents at end of period	$3,025	$4,543

Supplemental disclosure of cash flow information:
Assets acquired under financing lease	$30	$—
Cash paid for income taxes	$26	$33

See accompanying notes to consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to Consolidated Financial Statements

1.	Business

DiaMedica Therapeutics Inc. and its wholly owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively, we, us, our, DiaMedica and the Company), exist for the primary purpose of advancing the clinical and commercial development of our proprietary recombinant KLK1 protein called DM199, for the treatment of severe ischemic diseases. Currently, our primary focus is on developing DM199, a recombinant form of the human tissue kallikrein-1 (KLK1) protein, for the treatment of acute ischemic stroke (AIS) and preeclampsia (PE). Our parent company is governed under British Columbia’s Business Corporations Act, and our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

2.	Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the United States Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union, and comparable agencies in other countries. We are in the clinical stage of development of our initial product candidate, DM199, for the treatment of AIS and PE. We have not completed the development of any product candidate and do not generate any revenues from the commercial sale of any product candidate. DM199 requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to four years, if at all.

Our clinical program in AIS centers on our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll  approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility, or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. Prior to the clinical hold of our ReMEDy2 trial, announced in July 2022 and fully lifted in June 2023, we had experienced and are now continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring and overall program management. In addition, we made the decision to globally expand the trial, and to this end, we have submitted or are in the process of preparing regulatory filings and identifying and engaging study sites in the countries of Canada, Australia and Georgia and are conducting feasibility assessments in an additional seven European countries. We also recently revised the study protocol to widen the inclusion criteria and reduce the burden on participants and sites. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to mitigate the impact of these factors on our ReMEDy2 trial; however, no assurances can be provided as to the success of these mitigation actions and if or when these issues will resolve. The failure to resolve these issues will result in delays in our ReMEDy2 trial.

On October 9, 2024, we announced the receipt of regulatory approval from the South African Health Products Regulatory Authority (SAHPRA) to initiate an investigator-sponsored study of DM199 in PE. We are financially supporting the conduct of a Phase 2 open-label, single center, single-arm, safety and pharmacodynamic, proof-of-concept, investigator-sponsored study of DM199 for the treatment of PE at the Tygerberg Hospital, Cape Town, South Africa. Up to 90 women with PE and potentially an additional 30 subjects with fetal growth restriction may be evaluated. The first subject was enrolled in the fourth quarter of 2024. Part 1A topline study results are intended to demonstrate initial proof-of-concept including whether DM199 is safe, lowers blood pressure and dilates intrauterine arteries to increase placental blood flow. These results are expected in the second quarter of 2025.

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

As of December 31, 2024, we have incurred losses of $140.0 million since our inception in 2000. For the year ended December 31, 2024, we incurred a net loss of $24.4 million and negative cash flows from operating activities of $22.1 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of December 31, 2024, we had combined cash, cash equivalents and marketable securities of $44.1 million, working capital of $39.2 million, and shareholders’ equity of $40.7 million.

Our principal source of cash has been net proceeds from the issuance of equity securities. Although we have previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities and complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities are sufficient to continue our ReMEDy2 trial, support the Phase 2 PE trial and otherwise fund our planned operations for at least the next 12 months from the date of issuance of these consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the rate of site activation and participant enrollment in the study, the Phase 2 PE trial, the potential expansion of our current development programs, the effects of ongoing site staffing shortages and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

Functional currency

The United States dollar is our functional currency as it represents the economic effects of the underlying transactions, events and conditions and various other factors, including the currency of historical and future expenditures and the currency in which funds from financing activities are mostly generated by the Company. A change in the functional currency occurs only when there is a material change in the underlying transactions, events and condition. A change in functional currency could result in material differences in the amounts recorded in the consolidated statements of operations and comprehensive loss for foreign exchange gains and losses. All amounts in the accompanying consolidated financial statements are in U.S. dollars unless otherwise indicated.

Segments

The Company operates in a single segment, focusing on researching and developing potentially transformative treatments for severe ischemic diseases. Consistent with the Company’s operational structure, its chief operating decision maker manages and allocates resources for the Company at a consolidated level. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting. All material long-lived assets of the Company reside in the United States.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all bank deposits, including money market funds and other investments, purchased with an original maturity to the Company of three months or less, to be cash and cash equivalents. The carrying amount of the Company’s cash equivalents approximates fair value due to the short maturity of the investments.

Marketable securities

The Company’s marketable securities may consist of obligations of the United States government and its agencies, bank certificates of deposit and investment grade corporate obligations, which are classified as available-for-sale. Marketable securities which mature within 12 months from their purchase date are included in current assets. Securities are generally valued based on market prices for similar assets using third party certified pricing sources and are carried at fair value. The amortized cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method. Interest income is included in other income in the consolidated statements of operations.

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of December 31, 2024 or 2023.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of December 31, 2024, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Long-lived assets

Property and equipment are stated at purchased cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over their estimated useful lives of three to ten years for office equipment and four years for computer equipment. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Repairs and maintenance are expensed as incurred.

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

Research and development costs

Research and development (R&D) costs include expenses incurred in the conduct of human clinical trials such as fees paid to external service providers including contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services; and laboratory testing. R&D costs also include non-clinical testing; fees paid to contract manufacturing and development organizations and outside laboratories for the development of DM199 and related manufacturing processes; and costs to produce sufficient amounts of the DM199 compound for use in our clinical studies; consulting resources with specialized expertise related to the execution of our development plan for our DM199 product candidate; and personnel costs, including salaries, benefits and non-cash share-based compensation.

We charge research and development costs, including clinical trial costs, to expense when incurred. Our human clinical trials are performed at clinical trial sites and are administered jointly by us with assistance from various contract research organizations. Upfront costs of setting up clinical trial sites are accrued upon execution of the study agreement. Expenses related to the performance of clinical trials are recorded or accrued based on actual invoices received and estimates of work completed to date by clinical trial sites, contract research organizations and outside vendors that assist with management and performance of the trials, and those that manufacture the investigational product. While we utilize electronic data capture systems to facilitate the transmission and capture of clinical trial activity, such information is often incomplete or delayed. Therefore, we are required to estimate the levels of performance under each significant contract, including, among other things, the extent of participant enrollment, the extent of supporting services performed and other activities through communications with the clinical trial sites, CROs and supporting vendors and adjust the estimates, if required, on a quarterly basis so that clinical expenses reflect the actual work performed at each clinical trial site and by each CRO or supporting vendor. Additionally, actual costs may be charged to us and are recognized as the tasks are completed by the clinical trial site. Accrued R&D costs may be subject to revisions as clinical trials, non-clinical research and DM199 development programs progress and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

Patent costs

Costs associated with applying for, prosecuting and maintaining patents are expensed as incurred given the uncertainty of patent approval and, if approved, the resulting probable future economic benefit to the Company. Patent-related costs, consisting primarily of legal expenses and filing/maintenance fees, are included in general and administrative costs and were $251,000 and $318,000 for the years ended December 31, 2024 and 2023, respectively.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates for each of the jurisdictions in which the Company operates, and expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has provided a full valuation allowance against the gross deferred tax assets as of December 31, 2024 and 2023. See Note 16, titled “Income Taxes” for additional information. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense.

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(24,444)	$(19,381)
Weighted average shares outstanding—basic and diluted	40,404,681	32,566,723
Basic and diluted net loss per share	$(0.60)	$(0.60)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Year Ended December 31,
	2024	2023
Employee and non-employee stock options	4,692,438	3,871,013
Common shares issuable upon settlement of deferred stock units	284,886	213,905
	4,977,324	4,084,918

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07, effective December 31, 2024, in these consolidated financial statements. ASU 2023-07 only impacted the disclosures and did not impact the consolidated financial statements. See Note 15, titled “Segment Information” for disclosures related to the adoption of ASU 2023-07.

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on the consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the financial statements, of certain categories of expenses included in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 may be applied either on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on its consolidated financial statement disclosures.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements as of December 31, 2024 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$28,291	$—	$28,291	$—
Government securities	12,831	—	12,831	—
Total marketable securities	$41,122	$—	$41,122	$—

		Fair Value Measurements as of December 31, 2023 Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$21,764	$—	$21,764	$—
Government securities	26,588	—	26,588	—
Total marketable securities	$48,352	$—	$48,352	$—

Accrued interest receivable on available-for-sale securities was $235,000 and $298,000 for the years ended December 31, 2024 and 2023, respectively, and is included in amounts receivable.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2024.

Under the terms of the Company’s investment policy, purchases of marketable securities are limited to investment grade governmental and corporate obligations and bank certificates of deposit with a primary objective of principal preservation. Maturities of individual securities are less than one year, and the amortized cost of all securities approximated fair value as of December 31, 2024 and 2023.

5.	Amounts Receivable

Amounts receivable consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued interest receivable on marketable securities	$235	$298
Other	1	71
Total amounts receivable	$236	$369

6.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of insurance premiums, yearly subscriptions for services and deposits expected to be recovered during the next twelve months.

7.	Deposits

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

8.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Furniture and equipment	$128	$128
Computer equipment	118	87
Leasehold Improvements	16	16
	262	231
Less accumulated depreciation	(114)	(100)
Property and equipment, net	$148	$131

Depreciation expense was $39,000 and $30,000 for the years ended December 31, 2024 and 2023, respectively. During 2024 and 2023, we disposed of $25,000 and $10,000 of equipment, respectively, all of which was fully depreciated.

9.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Clinical trial costs	$2,277	$258
Compensation	1,060	766
Research and development services	888	632
Professional services fees	112	98
Other	10	23
Total accrued liabilities	$4,347	$1,777

10.	Operating Lease

In June 2022, we entered into an agreement to lease approximately 6,000 square feet of office space in Minneapolis, Minnesota. The lease commencement date was September 1, 2022, has a term of 65 months expiring on January 31, 2028, and included an incentive of five months of full rent abatement. This incentive is subject to repayment if we default in performance of any material obligations under the lease prior to the 48th month of the lease and the landlord terminates the lease. Upon lease commencement, the Company recognized an operating lease right-of-use asset and a corresponding operating lease obligation of $446,000, respectively.

Our operating lease costs were $104,000 for each of the years ended December 31, 2024 and 2023, respectively. Our variable lease costs were $89,000 and $92,000 for the years ended December 31, 2024 and 2023, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of December 31, 2024 (in thousands):

2025	113
2026	116
2027	119
2028	10
Total lease payments	$358
Less interest portion	(43)
Present value of lease obligation	$315
Less current portion of operating lease	90
Operating lease obligation, non-current	$225

11.	Commitments and Contingencies

Clinical trials and product development

In the normal course of business, we incur obligations to make future payments as we execute our business plan. These obligations may relate to preclinical or clinical studies, manufacturing or manufacturing process development and other related or supporting activities. Currently, these obligations include costs to be incurred with contract research organizations, central laboratory and pharmacy services, clinical study sites, home nursing services, various other vendors supporting the performance of our clinical trials and contract manufacturing and development organizations. The contracts we enter into with these vendors and the commitments within these contracts are subject to significant variability based upon the actual activities/services performed by each vendor. As a result, the ultimate amounts due may be materially different as these obligations are affected by, among other factors, the number and pace of clinical study sites activated, the number of countries in which clinical sites are activated, the number of participants enrolled, the amount of time to complete trial enrollment and the time required to finalize, analyze and report our clinical trial results. Clinical research agreements are generally cancelable upon up to 60-90 days’ notice, with our obligation limited to costs incurred up to that date, including any non-cancelable costs. Cancelation terms for product manufacturing and process development contracts vary and are generally dependent upon timelines for sourcing research materials and reserving laboratory time. As of December 31, 2024, we estimate that our outstanding commitments, including such cancellable contracts, are approximately $19.3 million of which $14.5 million become due over the next 12 months and approximately $4.8 million become due in the next 12 months thereafter.

Technology license

We have entered into a license agreement with Catalent Pharma Solutions, LLC (Catalent) whereby we have licensed certain gene expression technology and we contract with Catalent for the manufacture of DM199. Under the terms of this license, certain milestone and royalty payments may become due under this agreement and are dependent upon, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain. As of December 31, 2024, one milestone payment obligation remains which is due upon our first regulatory approval of DM199 for commercial sale. Following the launch of our first product, we will also incur a royalty obligation of less than 1% of net sales. The royalty term is indefinite, but the license agreement may be canceled by us on 90 days’ prior written notice. The license may not be terminated by Catalent unless we fail to make required milestone and royalty payments.

Indemnification of directors and officers

The Company, as permitted under laws of the BCBCA and in accordance with the Company’s Articles and indemnification agreements, will indemnify and advance expenses to its directors and officers to the fullest extent permitted by law and may choose to indemnify other employees or agents from time to time. The Company has secured insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in connection with their services to the Company. As of December 31, 2024, there was no pending litigation or proceeding involving any director or officer of the Company as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification. Insofar as indemnification for liabilities arising under the United States Securities Act of 1933, as amended (Securities Act) may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that, in the opinion of the United States Securities and Exchange Commission (SEC), such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these obligations as of December 31, 2024 or 2023.

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

Equity issued during the year ended December 31, 2024

On June 25, 2024, we entered into securities purchase agreements with accredited investors, pursuant to which we issued and sold an aggregate 4,720,000 common shares at a purchase price of $2.50 per share in a private placement. As a result of the offering, which closed on June 28, 2024, we received gross proceeds of $11.8 million, which resulted in net proceeds to us of approximately $11.7 million, after deducting the offering expenses.

In connection with the June 2024 private placement, we entered into a registration rights agreement (Registration Rights Agreement) with the investors pursuant to which we agreed to file with the SEC a registration statement registering the resale of the shares sold in the June 2024 private placement. This registration statement was filed with the SEC on July 10, 2024 and declared effective by the SEC on July 18, 2024. Under the terms of the Registration Rights Agreement, we agreed to keep the registration statement effective at all times until the shares are no longer considered “Registrable Securities” under the Registration Rights Agreement and if we fail to keep the registration statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the registration statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

During the year ended December 31, 2024, 23,660 common shares were issued upon the vesting and settlement of restricted stock units and 117,000 common shares were issued upon the exercise of stock options for gross proceeds of $256,000.

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

In connection with the June 2023 private placement, we entered into a registration rights agreement similar to the Registration Rights Agreement entered into in connection with the June 2024 private placement described above pursuant to which we filed with the SEC a registration statement registering the resale of the shares sold in the June 2023 private placement on June 30, 2023 and declared effective by the SEC on July 7, 2023.

During the year ended December 31, 2023, 17,621 common shares were issued upon settlement of deferred share units and 17,156 common shares were issued upon settlement of restricted stock units.

Shares reserved

Common shares reserved for future issuance are as follows:

December 31, 2024
Employee and non-employee stock options	4,692,438
Common shares issuable upon settlement of deferred stock units	284,886
Shares available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	2,899,149
Shares available for grant under the 2021 Employment Inducement Incentive Plan	357,500
Total	8,233,973

13.	Share-Based Compensation

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

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 7,000,000 shares. As of December 31, 2024, options to purchase an aggregate of 3,687,028 common shares were outstanding and 267,553 common shares were reserved for issuance upon settlement of DSUs under the 2019 Plan.

2021 Employment Inducement Incentive Plan

On December 3, 2021, the Board adopted the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan) to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also, on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2024, options to purchase an aggregate of 590,000 common shares were outstanding under the Inducement Plan.

Prior stock option plan

The DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of December 31, 2024, options to purchase an aggregate of 415,410 common shares were outstanding under the Prior Plan.

Prior deferred stock unit plan

The DiaMedica Therapeutics Inc. Amended and Restated Deferred Stock Unit Plan (Prior DSU Plan) was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of December 31, 2024, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding under the Prior DSU Plan.

Stock options

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	December 31, 2024	December 31, 2023
General and administrative	$1,464	$1,064
Research and development	621	619
Total share-based compensation	$2,085	$1,683

We recognize share-based compensation for options awards based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those options that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances as of December 31, 2022	2,782,248	$4.12	$17
Granted	1,172,515	2.59
Expired/cancelled	(58,750)	8.08
Forfeited	(25,000)	3.24
Balances as of December 31, 2023	3,871,013	$3.61	$832
Granted	1,864,775	3.03
Forfeited	(531,350)	2.96
Expired/cancelled	(395,000)	5.08
Exercised	(117,000)	2.19
Balances as of December 31, 2024	4,692,438	$3.33	$10,243

A summary of the status of our unvested shares underlying options during the year ended and as of December 31, 2024 is as follows:

	Shares Underlying Options	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	1,664,684	$2.11
Granted	1,864,775	2.26
Vested	(626,133)	2.15
Forfeited	(531,343)	2.28
Unvested as of December 31, 2024	2,371,983	$2.18

Information about stock options outstanding, vested and expected to vest as of December 31, 2024, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	203,443	8.2	$1.60	87,425	8.2
$2.00	-	$2.99	2,962,895	7.8	2.72	995,992	6.4
$3.00	-	$3.99	316,893	5.7	3.50	216,893	3.9
$4.00	-	$4.99	797,182	5.3	4.52	677,182	4.5
$5.00	-	$16.00	412,025	5.7	6.16	342,963	5.3
			4,692,438	7.1	$3.33	2,320,455	5.5

The cumulative grant date fair value of employee options vested during the years ended December 31, 2024 and 2023 was $1.5 million and $1.7 million, respectively. A total of 117,000 options were exercised during the year ended December 31, 2024. No options were exercised during the year ended December 31, 2023.

As of December 31, 2024, total compensation expense related to unvested employee stock options not yet recognized was $4.5 million, which is expected to be allocated to expenses over a weighted-average period of 2.9 years.

The assumptions used in calculating the fair value under the Black-Scholes option valuation model are set forth in the following table for options issued by the Company for the years ended December 31, 2024 and 2023:

	2024			2023
Common share fair value	$2.40	–	$5.38	$1.57	–	$3.24
Risk-free interest rate	3.8	–	4.5%	3.5	–	4.6%
Expected dividend yield		0%			0%
Expected option life (years)	5.5	–	5.7	5.0	–	5.7
Expected stock price volatility	83.0	–	124.1%	101.7	–	108.1%

Deferred stock units and restricted stock units

Under our non-employee director compensation program, non-employee directors may elect to receive RSUs or DSUs in lieu of all or a portion of the annual cash retainers payable to such director. Each RSU or DSU represents the right to receive one common share. These recipients receive a number of RSUs or DSUs equal to the amount of the elected portion of the annual cash retainers divided by the 10-trading day average closing sale price of our common shares as determined on the third business day prior to the anticipated grant date of the award. These annual RSU and DSU grants vest quarterly over one year, conditioned on continuous service. The cost of the RSUs and DSUs is measured and recognized based on the fair market value of our common shares on the date of grant. RSUs will be settled immediately upon vesting and DSU awards will be settled following a separation from service by such director.

There were approximately 285,000 and 214,000 vested DSUs and no RSUs outstanding under our share-based compensation plans as of December 31, 2024 and 2023, respectively. During 2024, 23,660 common shares were issued upon settlement of 23,660 RSUs. During 2023, 17,621 common shares were issued upon settlement of 17,621 DSUs held by a former non-employee director and 17,156 common shares were issued upon settlement of 17,156 RSUs. There were no unvested DSUs or RSUs as of December 31, 2024 and 2023.

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

We have recorded contribution expenses of $166,000 and $137,000 under the 401(k) Plan for the years ended December 31, 2024 and 2023, respectively.

15.	Segment Information

An operating segment is identified as a component of an enterprise that engages in business activities about which separate discrete financial information and operating results is regularly reviewed by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is the Chief Executive Officer. The Company operates in a single operating segment focused on the development of its drug product candidate DM199 for the treatment of severe ischemic disease. The CODM manages and allocates resources to the operations of the Company on a total company basis. Further, the CODM reviews and utilizes functional expenses (i.e., research, development and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are revenues, share-based compensation, interest income, other expense, net, and income tax expense, which are reflected in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Year Ended December 31,
	2024	2023
Operating expenses, excluding share-based compensation
Research and development	$18,436	$12,491
General and administrative	6,160	7,093
Total operating expenses, excluding share-based compensation	24,596	19,584
Share-based compensation
Research and development	621	619
General and administrative	1,464	1,064
Total share-based compensation	2,085	1,683
Operating loss	(26,681)	(21,267)
Interest income	2,301	1,951
Other expense, net	(34)	(22)
Income tax expense	(30)	(43)
Segment and consolidated net loss	$(24,444)	$(19,381)

16.	Income Taxes

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

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Non-capital losses carried forward	$32,240	$26,044
Research and development expenditures	817	817
Patents and other	400	358
Share-based compensation	284	212
Share issue costs	275	495
Accruals	256	214
Property and equipment	(89)	(102)
Total deferred tax asset, net	34,183	28,038
Valuation allowance	(34,183)	(28,038)
Net deferred tax asset	$—	$—

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

The reconciliation of the Canadian statutory income tax rate applied to the net loss for the year to the income tax expense is as follows (in thousands):

	December 31,
	2024	2023
Statutory income tax rate	27.0%	27.0%
Income tax recovery based on statutory rate	$(6,592)	$(5,225)
Share-based compensation	491	409
Prior-year true-ups	2	(71)
Share issuance costs	(14)	(388)
Other	(2)	17
Change in valuation allowance	6,145	5,301
Income tax expense	$30	$43

Net operating losses and tax credit carryforwards as of December 31, 2024, are as follows:

	Amount (In thousands)	Expiration Years
Non-capital income tax losses, net	$116,064	Beginning 2026
Research and development expense carry forwards	3,027	Indefinitely
Tax credits	473	Beginning 2025

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “smaller reporting companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended December 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408(c) respectively of SEC Regulation S-K.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, among other insiders. We believe our insider trading policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and Nasdaq listing rules. Our insider trading policy is filed as Exhibit 19.1 to this annual report on Form 10-K for the year ended December 31, 2024.

Changes to Nomination Procedures

During the three months ended December 31, 2024, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under our equity compensation plans as of December 31, 2024. Our equity compensation plans as of December 31, 2024 were the DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan), the DiaMedica Therapeutics Inc. Stock Option Plan, Amended and Restated November 6, 2018 (Prior Plan), the DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan (DSU Plan) and the DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan (Inducement Plan).

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,387,324	(1)	$3.81	(2)	2,899,149
Equity compensation plans not approved by security holders	590,000		$2.53		357,500	(3)
Total	4,977,324		$3.65	(2)	3,256,649	(4)

(1)

Amount includes 3,687,028 common shares issuable upon the exercise of stock options and 267,553 common shares issuable upon the settlement of DSU awards outstanding under the 2019 Plan, 415,410 common shares issuable upon the exercise of stock options under the Prior Plan and 17,333 common shares issuable under the DSU Plan.

(2)	Not included in the weighted-average exercise price calculation are 267,553 DSU awards under the 2019 Plan and 17,333 DSU awards under the DSU Plan.

(3)

On December 3, 2021, the Board adopted Inducement Plan to facilitate the granting of equity awards as an inducement material to new employees joining the Company. The Inducement Plan was adopted without shareholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and is administered by the Compensation Committee of the Board of Directors. The Board reserved 1,000,000 common shares of the Company for issuance under the Inducement Plan, which permits the grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to eligible recipients. The only persons eligible to receive awards under the Inducement Plan are individuals who are new employees and satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. Also on December 3, 2021, the Compensation Committee adopted a form of notice of option grant and option award agreement for use under the Inducement Plan, which contains terms substantially identical to the form of notice of option grant and option award agreement for use under the shareholder-approved 2019 Plan. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of December 31, 2024, 590,000 option awards had been granted under the Inducement Plan.

(4)	Amount includes 2,899,149 shares remaining available for future issuance under the 2019 Plan and 357,500 remaining available for future issuance under the Inducement Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Item No.	Item	Method of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated June 16, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (File No. 001-36291)
3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023 (File No. 001-36291)
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36291)
4.2	Specimen Certificate representing Voting Common Shares of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 4.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2019 (File No. 001-36291)
4.3	Registration Rights Agreement dated as of September 28, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 4.5 to DiaMedica’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on October 5, 2021 (File No. 333-260066)
4.4	Registration Rights Agreement dated as of June 23, 2023 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 4.6 to DiaMedica’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on June 30, 2023 (File No. 333-273068)
4.5	Form of Registration Rights Agreement by and among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 2024 (File No. 001-36291)

Item No.	Item	Method of Filing
10.1#	DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan (Effective May 22, 2024)	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2024 (File No. 001-36291)
10.2#	DiaMedica Therapeutics Inc. Amended and Restated 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2022 (File No. 001-36291)
10.3#	Form of Option Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.4#	Form of Restricted Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.5#	Form of Deferred Stock Unit Award Agreement under the DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File No. 001-36291)
10.6#	DiaMedica Therapeutics Inc. 2021 Employment Inducement Incentive Plan	Incorporated by reference to Exhibit 10.5 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.7#	Form of Inducement Option Award Agreement under the DiaMedica Therapeutics Inc. 2021 Employment Incentive Plan	Incorporated by reference to Exhibit 10.6 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-36291)
10.8#	DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.9#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated November 6, 2018	Incorporated by reference to Exhibit 10.3 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.10#	Form of Option Agreement under the DiaMedica Therapeutics Inc. Stock Option Plan Amended and Restated December 21, 2017	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.11#	DiaMedica Therapeutics Inc. Amended and Restated Deferred Share Unit Plan	Incorporated by reference to Exhibit 10.4 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)

Item No.	Item	Method of Filing
10.12#	DiaMedica Therapeutics Inc. Short-Term Incentive Plan	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2019 (File No. 001-36291)
10.13#	Form of Indemnification Agreement between DiaMedica Therapeutics Inc. and Each Director and Officer	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 24, 2025 (File No. 001-36291)
10.14#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Rick Pauls	Incorporated by reference to Exhibit 10.6 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.15#	Employment Agreement effective as of September 12, 2018 between DiaMedica USA, Inc. and Scott Kellen	Incorporated by reference to Exhibit 10.7 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36291)
10.16#	Employment Agreement effective as of January 22, 2024, between DiaMedica USA, Inc. and Lorianne Masuoka, M.D.	Filed herewith
10.17	301 Carlson Parkway Office Lease dated June 22, 2022 between Medica Services Company, LLC and DiaMedica USA Inc.	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2022 (File No. 001-36291)
10.18	Lease Guaranty Agreement dated June 22, 2022 by DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2022 (File No. 001-36291)
10.19(1)	GPEx® - Derived Cell Line Sale Agreement dated February 2, 2012 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.12 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.20	First Amendment to GPEx® Development and Manufacturing Agreement dated April 10, 2017 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.13 to DiaMedica’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 9, 2018 (File No. 333-228313)
10.21	Second Amendment to GPEx® Development and Manufacturing Agreement dated as of October 22, 2018 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.19 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
10.22	Third Amendment to GPEx® Development and Manufacturing Agreement dated as of April 11, 2022 between DiaMedica Therapeutics Inc. and Catalent Pharma Solutions, LLC	Incorporated by reference to Exhibit 10.23 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36291)
10.23	Securities Purchase Agreement dated as of September 26, 2021 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2021 (File No. 001-36291)

Item No.	Item	Method of Filing
10.24#	Securities Purchase Agreement dated as of June 21, 2023 among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2023 (File No. 001-36291)
10.25#	Form of Securities Purchase Agreement, dated as of June 25, 2024, by and among DiaMedica Therapeutics Inc. and the Purchasers Party Thereto	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 2024 (File No. 001-36291)
19.1	DiaMedica Therapeutics Inc. Insider Trading Policy	Filed herewith
21.1	Subsidiaries of DiaMedica Therapeutics Inc.	Incorporated by reference to Exhibit 21.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36291)
23.1	Consent of Baker Tilly US, LLP	Filed herewith
24.1	Power of Attorney	Filed herewith – included on signature page
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1#	DiaMedica Therapeutics Inc. Clawback Policy	Incorporated by reference to Exhibit 97.1 to DiaMedica’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-36291)
101

The following materials from DiaMedica Therapeutics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

DIAMEDICA THERAPEUTICS INC.

Date: March 17, 2025	By:	/s/ Rick Pauls
Rick Pauls
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Rick Pauls and Scott Kellen, or either of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Minnesota and applicable U.S. federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rick Pauls	President, Chief Executive Officer and Director	March 17, 2025
Rick Pauls	(principal executive officer)

/s/ Scott Kellen	Chief Financial Officer and Secretary	March 17, 2025
Scott Kellen	(principal financial and accounting officer)

/s/ James Parsons	Chairman of the Board	March 17, 2025
James Parsons

/s/ Michael Giuffre, M.D.	Director	March 17, 2025
Michael Giuffre, M.D.

/s/ Richard Kuntz, M.D.	Director	March 17, 2025
Richard Kuntz, M.D.

/s/ Tanya N. Lewis	Director	March 17, 2025
Tanya N. Lewis

/s/ Daniel O’Connor	Director	March 17, 2025
Daniel O’Connor

/s/ Richard Pilnik	Director	March 17, 2025
Richard Pilnik

/s/ Charles P. Semba, M.D.	Director	March 17, 2025
Charles P. Semba, M.D.

[page intentionally left blank]