Form 10-Q
period 2025-03-31
DiaMedica Therapeutics Inc.
filed 2025-05-13
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934‐‐

For the transition period from ________________ to __________________

Commission File Number: 001-36291

DIAMEDICA THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

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

As of May 9, 2025, there were 42,883,465 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

March 31, 2025

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

The forward-looking statements in this report are subject to risks and uncertainties and include, among other things:

●	our plans to develop, obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of preeclampsia (PE) and acute ischemic stroke (AIS);
●

our ability to conduct successful clinical testing of our DM199 product candidate for PE and AIS and meet certain anticipated or target milestones and dates thereof with respect to our clinical studies;

●

the ability of our physician collaborators to successfully conduct the current Phase 2, proof-of-concept clinical trial of DM199 for the treatment of PE, our reliance on these physician collaborators to conduct the study, and our expectations related to the timing of Part 1A of this study and the ability of these physician collaborators to identify a suitable dose for use in Part 1B of this study;

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

●

the success of the actions we are taking to mitigate the impact of the factors adversely affecting our ReMEDy2 trial site activations and enrollment rate, including significantly expanding our internal clinical team and bringing in-house certain trial activities, such as study site identification, qualification and activation, clinical site monitoring and overall program management; globally expanding the trial; and making additional changes to the study protocol; and risks associated with these mitigation actions;

●

uncertainties relating to regulatory applications and related filing and approval timelines, especially in light of recent changes in funding and staffing levels for the U.S. Food and Drug Administration (FDA) and other government agencies;

●	the possibility of future adverse events associated with or unfavorable results from the Phase 2 investigator-sponsored PE trial or our ReMEDy2 trial;
●	the adaptive design of our ReMEDy2 trial, which is intended to enroll approximately 300 patients at up to 100 sites globally, and the possibility that the final sample size, which will be determined based upon the results of an interim analysis of 200 participants, may be up to 728 patients, according to a pre-determined statistical plan, other possible changes in the trial, including as a result of input from the FDA, and the results of the interim analysis as determined by our independent data safety monitoring board;
●	our expectations regarding the perceived benefits of our DM199 product candidate over existing treatment options for PE and AIS;
●

our ability to partner with and generate revenue from biopharmaceutical or pharmaceutical partners to develop, obtain regulatory approval for, and commercialize our DM199 product candidate for PE and AIS;

●

the potential size of the markets for our DM199 product candidate for PE and AIS and our or any future partner’s ability to serve those markets, the rate and degree of market acceptance of and ability to obtain coverage and adequate reimbursement for, our DM199 product candidate for PE and AIS both in the United States and internationally;

●	the success, cost and timing of our clinical trials, as well as our reliance on our key executives, clinical personnel, advisors and third parties in connection with our trials;
●	our or any future partner’s ability to commercialize, market and manufacture DM199;
●

expectations regarding U.S. federal, state and foreign regulatory requirements and developments affecting our pending and future clinical trials and regulatory approvals of our DM199 product candidate for PE and AIS and future commercialization and manufacturing of such products if required regulatory approvals are obtained;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our DM199 product candidate;
●	expectations regarding competition and our ability to obtain data exclusivity for our DM199 product candidate for PE and AIS; and
●

our estimates regarding expenses, market opportunity for our product candidates, future revenue, and capital requirements; our anticipated use of the net proceeds from our prior private placements; how long our current cash resources will last; and our need for and ability to obtain additional financing to fund our operations, including funding necessary to complete our current clinical trials and obtain regulatory approvals for our DM199 product candidate for PE and/or AIS.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and those described above and elsewhere in this report, including under “Part II. Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,589	$3,025
Marketable securities	33,731	41,122
Prepaid expenses and other assets	649	227
Amounts receivable	253	236
Deposits	200	—
Total current assets	37,422	44,610

Non-current assets:
Marketable securities	1,000	—
Operating lease right-of-use asset, net	259	279
Property and equipment, net	149	148
Deposits	—	1,308
Total non-current assets	1,408	1,735

Total assets	$38,830	$46,345

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,507	$940
Accrued liabilities	3,053	4,347
Operating lease obligation	93	90
Finance lease obligation	12	13
Total current liabilities	4,665	5,390

Non-current liabilities:
Operating lease obligation	201	225
Finance lease obligation	10	12
Total non-current liabilities	211	237

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 42,859,465 and 42,818,660 shares issued and outstanding, as of March 31, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	181,658	180,697
Accumulated other comprehensive income	5	23
Accumulated deficit	(147,709)	(140,002)
Total shareholders’ equity	33,954	40,718
Total liabilities and shareholders’ equity	$38,830	$46,345

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$5,656	$3,676
General and administrative	2,488	2,065
operating loss	(8,144)	(5,741)

Other income, net	443	597

Loss before income tax expense	(7,701)	(5,144)

Income tax expense	(6)	(7)

Net loss	(7,707)	(5,151)

Other comprehensive loss
Unrealized loss on marketable securities	(18)	(45)

Net loss and comprehensive loss	$(7,725)	$(5,196)

Basic and diluted net loss per share	$(0.18)	$(0.14)
Weighted average shares outstanding – basic and diluted	42,843,938	37,958,000

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2024	42,818,660	$180,697	$23	$(140,002)	$40,718
Issuance of common shares upon the vesting and settlement of restricted stock units	3,805	—	—	—	—
Issuance of common shares upon the exercise of stock options	37,000	94	—	—	94
Share-based compensation expense	—	867	—	—	867
Unrealized loss on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(7,707)	(7,707)
Balances at March 31, 2025	42,859,465	$181,658	$5	$(147,709)	$33,954

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2023	37,958,000	$166,609	$6	$(115,558)	$51,057
Issuance of common shares upon the vesting and settlement of restricted stock units	5,916	—	—	—	—
Share-based compensation expense	—	488	—	—	488
Unrealized loss on marketable securities	—	—	(45)	—	(45)
Net loss	—	—	—	(5,151)	(5,151)
Balances at March 31, 2024	37,963,916	$167,097	$(39)	$(120,709)	$46,349

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,707)	$(5,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	867	488
Amortization of discounts on marketable securities	(261)	(329)
Non-cash lease expense	20	18
Depreciation	11	8
Changes in operating assets and liabilities:
Amounts receivable	(17)	(30)
Prepaid expenses and other assets	(422)	(158)
Deposits	1,108	(1,308)
Accounts payable	567	(210)
Accrued liabilities and operating lease liabilities	(1,315)	19
Net cash used in operating activities	(7,149)	(6,653)

Cash flows from investing activities:
Purchase of marketable securities	(6,866)	(9,783)
Maturities of marketable securities	13,500	14,000
Purchase of property and equipment	(12)	(9)
Net cash provided by investing activities	6,622	4,208

Cash flows from financing activities:
Proceeds from the exercise of stock options	94	—
Principal payments on finance lease obligations	(3)	(1)
Net cash provided by (used in) financing activities	91	(1)

Net decrease in cash and cash equivalents	(436)	(2,446)
Cash and cash equivalents at beginning of period	3,025	4,543
Cash and cash equivalents at end of period	$2,589	$2,097

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$7

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.         Business

DiaMedica Therapeutics Inc. and its wholly owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively, we, us, our, DiaMedica and the Company), is a clinical stage biopharmaceutical company committed to improving the lives of people suffering from preeclampsia (PE) and acute ischemic stroke (AIS). DiaMedica’s lead candidate, DM199, is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein, an established therapeutic modality in Asia for the treatment of preeclampsia, acute ischemic stroke and other vascular diseases. Our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

2.         Risks and Uncertainties

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the United States Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union, and comparable agencies in other countries. We are in the clinical stage of development of our lead product candidate, DM199, for the treatment of PE and AIS. We have not completed the development of any product candidate and do not generate any revenues from the commercial sale of any product candidate. Our lead product candidate, DM199, requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to four years, if at all.

With respect to our PE clinical program, a Phase 2 open-label, single center, single-arm, safety and pharmacodynamic, proof-of-concept, investigator-sponsored study of DM199 for the treatment of PE is currently being conducted at the Tygerberg Hospital in Cape Town, South Africa. Up to 90 women with PE and potentially an additional 30 subjects with fetal growth restriction may be evaluated. The first subject was enrolled in the fourth quarter of 2024. Part 1A topline study results are intended to identify a suitable dose for Part 1B of the study and demonstrate the initial proof-of-concept, including whether DM199 is safe, lowers blood pressure, and, in early onset patients, dilates intrauterine arteries to increase placental blood flow. Part 1A preliminary topline results are expected between the second half of June and the first half of July 2025.

With respect to our AIS clinical program, we are currently conducting a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial of DM199 for the treatment of AIS, known as the ReMEDy2 trial. Our ReMEDy2 trial is intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may then be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We have experienced and are continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, and overall program management. We are currently conducting our ReMEDy2 trial in the United States and in the countries of Canada and Georgia. We are in the process of preparing regulatory filings and identifying and engaging study sites in an additional seven European countries. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. The failure to resolve these issues may result in delays in our ReMEDy2 trial.

Our future success is dependent upon the success of our development efforts, our ability to demonstrate clinical progress for our DM199 product candidate in the United States or other markets, our ability, or the ability of any future partner, to obtain required governmental approvals of our product candidate, our ability to license or market and sell our DM199 product candidate, and our ability to obtain additional financing to fund these efforts.

As of March 31, 2025, we have incurred losses of $147.7 million since our inception in 2000. For the three months ended March 31, 2025, we incurred a net loss of $7.7 million and negative cash flows from operating activities of $7.1 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of March 31, 2025, we had combined cash, cash equivalents and marketable securities of $37.3 million, working capital of $32.8 million and shareholders’ equity of $34.0 million.

Our principal source of cash has been net proceeds from the issuance of equity securities. Although we have previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities and complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to be sufficient to continue the Phase 2 PE trial, the ReMEDy2 trial, and otherwise fund our planned operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the rate of site activation and participant enrollment in the study; the Phase 2 PE trial; the potential expansion of our current development programs; the effects of ongoing site staffing shortages; and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

3.         Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our condensed consolidated financial position, condensed consolidated results of operations, condensed consolidated statement of shareholders’ equity and condensed consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Segments

We operate in a single segment focusing on researching and developing potentially transformative treatments for severe ischemic diseases. Consistent with our operational structure, our chief operating decision maker manages and allocates resources for the Company at a consolidated level. Therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting. All assets are held in the United States.

Cash and cash equivalents

The Company considers all bank deposits, including money market funds and other investments, purchased with an original maturity to the Company of three months or less, to be cash and cash equivalents. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments.

Marketable securities

Our marketable securities may consist of obligations of the United States government and its agencies, bank certificates of deposit and investment grade corporate obligations, which are classified as available-for-sale. Marketable securities which mature within 12 months from their purchase date are included in current assets. Securities are generally valued based on market prices for similar assets using third party certified pricing sources and are carried at fair value. The amortized cost of marketable securities is adjusted for amortization of premiums or accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses, if any, are calculated on the specific identification method. Interest income is included in other income in the condensed consolidated statements of operations.

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of March 31, 2025.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of March 31, 2025, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

4.         Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$25,816	$—	$25,816	$—	$28,291	$—	$28,291	$—
Government securities	8,915	—	8,915	—	12,831	—	12,831	—
Total	$34,731	$—	$34,731	$—	$41,122	$—	$41,122	$—

Maturities of individual securities are less than 18 months, and the amortized cost of all securities approximated fair value as of March 31, 2025 and December 31, 2024. Accrued interest receivable on marketable securities is included in amounts receivable and was $229,000 and $235,000 as of March 31, 2025 and December 31, 2024, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2025.

5.         Deposits

DiaMedica periodically advances funds to vendors engaged to support the performance of our clinical trials and related supporting activities. The funds advanced are held, interest free, for varying periods of time and may be recovered by the Company through partial reductions of ongoing invoices, application against final study/project invoices or refunded upon completion of services to be provided. Deposits are classified as current or non-current based upon their expected recovery time.

6.         Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $229,000 and $235,000 as of March 31, 2025 and December 31, 2024, respectively.

7.         Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and equipment	$128	$128
Computer equipment	127	118
Leasehold improvements	16	16
	271	262
Less accumulated depreciation	(122)	(114)
Property and equipment, net	$149	$148

8.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical trial costs	$1,384	$2,277
Research and development services	1,239	888
Compensation	341	1,060
Professional services fees	82	112
Other	7	10
Total accrued liabilities	$3,053	$4,347

9.         Operating Lease

Office lease

Our operating lease costs were $26,000 for each of the three month periods ended March 31, 2025 and 2024. Our variable lease costs were $19,000 and $13,000 for the three months ended March 31, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of March 31, 2025 (in thousands):

2025	85
2026	116
2027	119
2028	10
Total lease payments	$330
Less interest portion	(36)
Present value of operating lease obligation	$294
Less current portion of operating lease	(93)
Operating lease obligation, non-current	201

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

Equity issued during the three months ended March 31, 2025

During the three months ended March 31, 2025, 3,805 common shares were issued upon the vesting and settlement of restricted stock units and 37,000 common shares were issued upon the exercise of stock options for gross proceeds of $94,000.

Equity issued during the three months ended March 31, 2024

During the three months ended March 31, 2024, 5,916 common shares were issued upon the vesting and settlement of restricted stock units.

Shares reserved

Common shares reserved for future issuance are as follows:

March 31, 2025
Common shares issuable upon exercise of employee and non-employee stock options	5,051,342
Common shares issuable upon settlement of deferred stock units	322,057
Common shares issuable upon vesting and settlement of restricted stock units	11,410
Common shares available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	2,450,859
Common shares available for grant under the 2021 Employment Inducement Incentive Plan	357,500
Total	8,193,168

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(7,707)	$(5,151)
Weighted average shares outstanding—basic and diluted	42,843,938	37,958,000
Basic and diluted net loss per share	$(0.18)	$(0.14)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended March 31,
	2025	2024
Common shares issuable upon exercise of employee and non-employee stock options	5,051,342	4,259,763
Common shares issuable upon settlement of deferred stock units	322,057	284,886
Common shares issuable upon vesting and settlement of restricted stock units	11,410	17,744

12.         Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan)

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 7,000,000 shares. As of March 31, 2025, options to purchase an aggregate of 4,062,932 common shares were outstanding, 304,724 common shares were reserved for issuance upon settlement of DSUs and 11,410 shares were reserved for issuance upon the vesting and settlement of RSUs and 2,450,859 shares remained available for issuance.

2021 Employment Inducement Incentive Plan (2021 Inducement Plan)

The 2021 Inducement Plan permits the Board, or a committee or subcommittee thereof, to grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to new employees who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of March 31, 2025, options to purchase an aggregate of 590,000 common shares were outstanding under the Inducement Plan and 357,500 shares remained available for issuance.

Prior Stock Option Plan

The Company’s prior stock option plan was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of March 31, 2025, options to purchase an aggregate of 398,410 common shares were outstanding.

Prior Deferred Stock Unit Plan

The Company’s prior deferred stock unit plan was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2025, there were 17,333 common shares reserved for issuance upon settlement of DSUs outstanding.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2025	2024
General and administrative	678	293
Research and development	$189	$195
Total share-based compensation	$867	$488

We recognize share-based compensation for options awards based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those options that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2024	4,692,438	$3.33	$10,243
Granted	453,529	5.69
Forfeitures	(57,625)	2.46
Exercised	(37,000)	2.52
Balances at March 31, 2025	5,051,342	$3.56	$3,517

Information about stock options outstanding, vested and expected to vest as of March 31, 2025, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	199,193	7.9	$1.60	100,692	7.9
$2.00	-	$2.99	2,877,520	7.6	2.73	1,191,425	6.7
$3.00	-	$3.99	311,893	5.5	3.50	211,893	3.7
$4.00	-	$4.99	797,182	5.1	4.52	677,182	4.3
$5.00	-	$10.00	865,554	7.8	5.92	359,794	5.2
			5,051,342	7.1	$3.56	2,540,986	5.6

13.         Segment Information

An operating segment is identified as a component of an enterprise that engages in business activities about which separate discrete financial information and operating results is regularly reviewed by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. DiaMedica's CODM is the Chief Executive Officer. The Company operates in a single operating segment focused on the development of its drug product candidate DM199 for the treatment of severe ischemic disease. The CODM manages and allocates resources to the operations of the Company on a total company basis. Further, the CODM reviews and utilizes functional expenses (i.e., research, development and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are revenues, share-based compensation, interest income, other expense, net, and income tax expense, which are reflected in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	March 31, 2025	March 31, 2024
Operating expenses, excluding share-based compensation
Research and development	$5,467	$3,481
General and administrative	1,810	1,772
Total operating expenses, excluding share-based compensation	7,277	5,253
Share-based compensation
Research and development	189	195
General and administrative	678	293
Total share-based compensation	867	488
Operating loss	(8,144)	(5,741)
Interest income	444	616
Other expense, net	(1)	(19)
Income tax expense	(6)	(7)
Segment and consolidated net loss	$(7,707)	$(5,151)

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three months ended March 31, 2025 and 2024.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2024. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

Business Overview

We are a clinical stage biopharmaceutical company committed to improving the lives of people suffering from preeclampsia (PE) and acute ischemic stroke (AIS). Our lead candidate DM199 (rinvecalinase alfa) is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein (serine protease enzyme) to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia, with human urinary KLK1 for the treatment of AIS and porcine KLK1 for the treatment of cardio renal disease, including hypertension. Our current focus is on the treatment of PE and AIS. We plan to advance DM199 through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for PE and AIS. We have also produced a potential novel treatment for severe acute pancreatitis, DM300, which is currently in the early preclinical stage of development.

DM199 is a recombinant form of KLK1 (rhKLK1), which is a synthetic version of the naturally occurring protease enzyme kallikrein-1, and the first and only rhKLK1 undergoing global clinical development studies in both PE and AIS. DM199 has been granted Fast Track designation from the FDA for the treatment of AIS. Naturally occurring KLK1 (extracted from human urine or porcine pancreas) has been an approved therapeutic agent in Asia for decades in the treatment of AIS and hypertension associated with cardiorenal disease. DM199 is produced using recombinant DNA technology without the need for extracted human or animal tissue sources and thereby eliminates risk of pathogen transmission.

KLK1 is a serine protease enzyme that plays an important role in the regulation of diverse physiological processes via a molecular mechanism that may enhance microcirculatory blood flow and tissue perfusion by increasing production of nitric oxide (NO), prostacyclin (PGI2) and endothelium-derived hyperpolarizing factor (EDHF). In preeclampsia, DM199 is intended to lower blood pressure, enhance endothelial health and improve perfusion to maternal organs and the placenta, potentially disease modifying outcomes improving both maternal and perinatal outcomes. In the case of AIS, DM199 is intended to enhance blood flow and boost neuronal survival in the ischemic penumbra by dilating arterioles surrounding the site of the vascular occlusion and inhibiting apoptosis (neuronal cell death) while also facilitating neuronal remodeling through the promotion of angiogenesis.

Our product development pipeline is as follows:

We are developing DM199 to address two major critical unmet needs. In PE, there are currently no approved agents in any global market to safely lower maternal blood pressure and/or reduce the risk of fetal growth restriction. Historically, the major issue with potential PE treatments has been that traditional vasodilators commonly used to reduce essential hypertension (e.g., beta-blockers, angiotensin converting enzyme inhibitors (ACEi)) can readily cross the placental barrier and enter into the fetal circulation and cause harm to the developing fetus. We believe that DM199 is uniquely suited to treat PE since its molecular size, ~26 kilodaltons (KD), is typically too large to cross the placental barrier and therefore may reduce blood pressure and enhance microcirculatory perfusion to the maternal organs and placenta without entering fetal circulation. Additionally, we believe DM199 has the potential to not only address hypertension of PE, but also to confer disease modifying outcomes for both maternal and perinatal outcomes, including fetal growth restriction. In AIS, up to 80% of AIS patients are not eligible for treatment with currently approved clot-busting (thrombolytic) drugs or catheter-based clot removal procedures (mechanical thrombectomy). DM199 is intended to enhance collateral blood flow and boost neuronal survival in the ischemic penumbra by inhibiting neuronal cell death (apoptosis) and promoting neuronal remodeling and neoangiogenesis, and accordingly, offer a potential treatment option for AIS patients who otherwise have no therapeutic options.

Preeclampsia Program and Phase 2 Investigator-Sponsored Study

Our clinical development program in PE centers around an investigator-sponsored safety, tolerability and pharmacodynamic, proof-of-concept Phase 2 study in PE patients. This Phase 2, single center, open-label, multiple ascending dose (MAD, intravenous plus subcutaneous), dose escalation study is being conducted at the Tygerberg Hospital in Cape Town, South Africa. Enrollment commenced in the dose escalation portion of this study in November 2024. Up to 90 women with PE, and potentially an additional 30 subjects with fetal growth restriction, may be evaluated in the study. Part 1 of the study is broken down into Part 1A which is currently recruiting up to 30 women planned for delivery within 72 hours, and Part 1B which is intended to recruit an additional up to 30 women planned for delivery withing 72 hours,  Part 2 of the study will recruit up to 30 women in the expectant management setting and Part 3 would recruit up to 30 women with fetal growth restriction. Part 1A of the study is intended to identify a suitable dose for Part 1B of the study and key outcomes from Part 1A are safety (including confirmation that DM199 does not cross the placental barrier), tolerability, and identification of a suitable Part 1B dose. Two efficacy endpoints being tracked are the change in maternal systolic blood pressure (SBP) after dosing and, for patients with early onset PE, improved baseline uterine artery blood flow. Part 1A preliminary topline results are expected between the second half of June and the first half of July 2025.

We believe DM199 has the potential to lower blood pressure, enhance endothelial health and improve perfusion to maternal organs and the placenta. We have completed studies on fertility, embryofetal development and pre- and post-natal development in animal models, which support the potential safety of DM199 in pregnant humans. Additionally, we completed a placental transfer study in pregnant rodents in which DM199 did not cross the placental barrier; specifically, DM199 was detectable in the maternal blood of the rodents, but undetectable in the fetal blood of the pups.

AIS Program and Phase 2/3 ReMEDy2 Trial

Our clinical program in AIS centers on our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. As previously disclosed, we have experienced and are continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring and overall program management. We are currently conducting the trial in the United States and in the countries of Canada and Georgia. We are in the process of preparing regulatory filings and identifying and engaging study sites in an additional seven European countries. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. The failure to resolve these issues may result in delays in our ReMEDy2 trial.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations primarily from sales of equity securities, interest income on funds available for investment, and government grants. We have incurred a net loss in each year since our inception. Our net losses were $7.7 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $147.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development (R&D) activities and general and administrative (G&A) support costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for at least the next few years. We anticipate that our quarterly expenses will increase moderately relative to recent prior quarterly periods as we continue our ReMEDy2 trial, including additional site activations in the U.S. and globally and enrollment of participants in the trial, and as we continue to advance our DM199 clinical development program into PE. Our efforts to expand our team to provide support for our clinical and administrative operations will likely also contribute to such increases.

While we expect our rate of future negative operating quarterly cash flows to generally increase moderately relative to recent prior quarterly periods as we continue our ReMEDy2 trial, including our global expansion, and expand our DM199 clinical development program into PE, we expect our current cash resources will be sufficient to allow us to continue our ReMEDy2 trial, support the Phase 2 PE trial, and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and in particular the rate of site activation and participant enrollment in the study, the current Phase 2 PE trial, the potential further expansion of our current development programs, and other factors. We may require or otherwise seek significant additional funds earlier than we currently need or expect. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

Components of Our Results of Operations

Research and Development Expenses

R&D expenses consist primarily of fees paid to external service providers such as contract research organizations; clinical support services; clinical development including clinical site costs; outside nursing services; and laboratory testing. R&D costs also include non-clinical testing; fees paid to our contract manufacturing and development organizations and outside laboratories for development of DM199 and related manufacturing processes; costs for production runs of DM199; consulting resources with specialized expertise related to the execution of our development plan for DM199; and personnel costs, including salaries, benefits, non-cash share-based compensation expense; and other personnel costs. Over the past approximately 10 years, our R&D efforts have been primarily focused on developing DM199. At this time, due to the risks inherent in the clinical development process and the clinical stage of our product development programs, we are unable to estimate with any certainty the costs we will incur in completing the development of DM199 through marketing approval. The process of conducting clinical studies necessary to obtain regulatory approval and manufacturing scale-up to support expanded development and potential future commercialization is costly and time consuming. Any failure by us or delay in completing clinical studies, manufacturing scale-up, or in obtaining regulatory approvals could lead to increased R&D expenses and, in turn, have a material adverse effect on our results of operations.

General and Administrative Expenses

G&A expenses consist primarily of salaries and benefits, including non-cash share-based compensation related to our executive, finance, business development and support functions. G&A expenses also include insurance, including directors’ and officers’ liability coverage, rent and utilities, travel expenses, patent costs, and professional fees, including for auditing, tax and legal services.

Other Income, Net

Other income, net consists primarily of interest income earned on marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our unaudited results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$5,656	$3,676
General and administrative expenses	2,488	2,065
Other income, net	(443)	(597)

Research and Development Expenses

R&D expenses increased to $5.7 million for the three months ended March 31, 2025, up from $3.7 million for the three months ended March 31, 2024. The increase is due primarily to cost increases resulting from the continuation of our ReMEDy2 clinical trial, including our global expansion; increased manufacturing development activity; and the expansion of our clinical team during 2024. These increases were partially offset by cost reductions related to in-use study work performed and completed in the prior year period. We expect that our R&D expenses will moderately increase in future periods relative to recent prior periods as we continue our ReMEDy2 trial, including our global expansion, and continue the expansion of our DM199 clinical development program into PE.

General and Administrative Expenses

G&A expenses were $2.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. This increase resulted primarily from additional non-cash share-based compensation expense recognized as a result of the approval of an extension of the post-termination exercise period for stock options held by a retiring member of our Board of Directors upon expiration of his term at the upcoming 2025 Annual General Meeting of Shareholders. We expect G&A expenses to remain steady in future periods as compared to recent prior periods.

Other Income, Net

Other income, net, was $443 thousand for the three months ended March 31, 2025 compared to $597 thousand for the three months ended March 31, 2024. This decrease was driven by reduced interest income recognized during the current year period related to lower average marketable securities balances during the current year period as compared to the prior year period.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2025 and December 31, 2024, and our cash flows for each of the three month periods ended March 31, 2025 and 2024, and are intended to supplement the more detailed discussion that follows (in thousands):

	March 31, 2025	December 31, 2024
Cash, cash equivalents and marketable securities	$37,320	$44,147
Total assets	38,830	46,345
Total current liabilities	4,665	5,390
Total shareholders’ equity	33,954	40,718
Working capital	32,757	39,220

	Three Months Ended March 31,
	2025	2024
Cash Flow Data
Cash flow provided by (used in):
Operating activities	$(7,149)	$(6,653)
Investing activities	6,622	4,208
Financing activities	91	(1)
Net decrease in cash and cash equivalents	$(436)	$(2,446)

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $37.3 million, current liabilities of $4.7 million and working capital of $32.8 million as of March 31, 2025, compared to aggregate cash, cash equivalents and marketable securities of $44.1 million, $5.4 million in current liabilities and $39.2 million in working capital as of December 31, 2024. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to the net cash used to fund our current operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $7.1 million compared to $6.7 million for the three months ended March 31, 2024. The increase in cash used in operating activities resulted primarily from the increased net loss, partially offset by changes in operating assets and liabilities during the current year period.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash provided by investing activities was $6.6 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively. This change resulted primarily from the timing of maturities and investments in marketable securities.

Financing Activities

Net cash provided by financing activities was $91 thousand for the three months ended March 31, 2025 compared to net cash used in financing activities of $1 thousand for the three months ended March 31, 2024. This change resulted primarily from the exercise of stock options during the current year period.

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to four years. We do not know when or if we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We will not generate any revenue from product sales unless and until we obtain required regulatory approvals. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to moderately increase as compared to recent prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate, including, in particular, the expansion of our clinical development program into PE and the continuation and global expansion of our ReMEDy2 trial. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any other product candidate, and if we are unable to secure the assistance of, or out-license to, a strategic partner, we expect to incur significant commercialization expenses for product marketing, sales, manufacturing and distribution.

Accordingly, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative quarterly cash flows to vary depending on our clinical activities and the timing of expenses incurred and will increase moderately relative to recent prior quarterly periods as we continue and globally expand our ReMEDy2 trial and continue the Phase 2 PE trial. We expect our current cash resources to be sufficient to continue our ReMEDy2 trial, support the Phase 2 PE trial and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the Phase 2 PE trial, the potential further expansion of our current development programs, and other factors on our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically, we have financed our operations primarily from sales of equity securities and interest income received on funds available for investment and we expect to continue this practice for the foreseeable future. Our most recent equity financing was our June 2024 private placement in which we issued and sold an aggregate of 4,720,000 common shares pursuant to a securities purchase agreement at a purchase price of $2.50 per share to accredited investors, a price approximately 10% above our closing price on the date of the offering. As a result of the offering, we received gross proceeds of $11.8 million, which resulted in net proceeds to us of approximately $11.7 million, after deducting offering expenses. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

If adequate funding is not available to us when needed, we may be required to scale back our operations by taking actions that may include, among other things, implementing cost reduction strategies, such as reducing use of outside professional service providers, reducing the number of our employees or employee compensation, modifying or delaying the development of our DM199 product candidate; licensing to third parties the rights to commercialize our DM199 product candidate for PE, AIS or other indications that we would otherwise seek to pursue, or otherwise relinquishing significant rights to our technologies, future revenue streams, research programs or product candidates or granting licenses on terms that may not be favorable to us; and/or divesting assets or ceasing operations through a sale or liquidation of our Company.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The hearing addressing our claims for damages was conducted on December 7, 2023. On February 7, 2024, the NCC issued a judgment in which the NCC found that, although all data related to the study is the rightful property of DiaMedica, there was an insufficient causal link between PRA Netherlands withholding study data and the damages claimed by us. We notified the NCC and PRA Netherlands of our intent to appeal this decision and submitted our statement of grounds for appeal on October 15, 2024. The NCC issued a decision to consolidate both appeals and evaluate them concurrently at a single hearing, which occurred on March 20, 2025. The NCC indicated that a ruling would be issued on or about June 20, 2025.

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

ITEM 1A.         RISK FACTORS

Although this Item 1A is not applicable to us as a smaller reporting company, we hereby disclose the following new risk factor in addition to those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, and we hereby update the risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2024 to reflect our current expectations regarding the timing of the results from Part 1A of the pending safety, tolerability and pharmacodynamic, proof-of-concept Phase 2 study in preeclampsia patients to between the second half of June and the first half of July 2025.

Changes in funding and staffing for the FDA, SEC and other government agencies could prevent our new products from being developed, approved or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions upon which the operation of our business substantially relies and which could negatively impact our business.

The ability and propensity of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels; payment of user fees and reauthorization of user fee programs; staffing and other resource limitations; its ability to hire and retain key personnel; statutory, regulatory and policy changes; and other business disruptions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, the funding of government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable. Such government agencies also have been subject to reductions in funding and downsizing of agency staffing levels, which could materially impact our business and operations. The current U.S. Presidential administration has implemented or proposed policies that may affect the FDA review process, including efforts to downsize the federal workforce, remove job elimination protections for federal workers, limit certain communications, and potentially impact user fee reauthorization. If political pressure, global health concerns, or other factors prevent the FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities of our Company during the three months ended March 31, 2025.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408(c), respectively, of SEC Regulation S-K.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated June 16, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (File No. 001-36291)

3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023 (File No. 001-36291)

10.1	Letter Agreement dated as of January 28, 2025 between DiaMedica Therapeutics Inc. and Lorianne Masuoka, M.D.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three months ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: May 13, 2025	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)