Form 10-Q
period 2025-06-30
DiaMedica Therapeutics Inc.
filed 2025-08-12
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 8, 2025, there were 51,688,913 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

June 30, 2025

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

The forward-looking statements in this report are subject to risks and uncertainties and include, among other things:

●

our plans to develop, obtain an investigational new drug (IND) application for the clinical study of DM199 for PE and ultimately to obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of preeclampsia (PE) and acute ischemic stroke (AIS);

●

our ability to conduct successful clinical testing of our DM199 product candidate for PE and AIS and meet certain anticipated or target milestones and dates thereof with respect to our clinical studies;

●

the ability of our physician collaborators to successfully complete the current Phase 2, proof-of-concept clinical trial of DM199 for the treatment of PE, our reliance on these physician collaborators to conduct the study, and our expectations related to the timing of Part 1a of this study and the ability of these physician collaborators to identify a suitable dose for use in Part 1b of this study;

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

●

the possible occurrence of future adverse events associated with or unfavorable results from the Phase 2 investigator-sponsored PE trial or our ReMEDy2 trial and their potential to adversely effect current or future trials;

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,109	$3,025
Marketable securities	25,929	41,122
Prepaid expenses and other assets	680	227
Deposits	200	—
Amounts receivable	161	236
Total current assets	31,079	44,610

Non-current assets:
Operating lease right-of-use asset, net	239	279
Property and equipment, net	152	148
Deposits	—	1,308
Total non-current assets	391	1,735

Total assets	$31,470	$46,345

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,261	$940
Accrued liabilities	2,747	4,347
Operating lease obligation	96	90
Finance lease obligation	12	13
Total current liabilities	4,116	5,390

Non-current liabilities:
Operating lease obligation	176	225
Finance lease obligation	8	12
Total non-current liabilities	184	237

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 43,072,488 and 42,818,660 shares issued and outstanding, as of June 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	182,592	180,697
Accumulated other comprehensive income (loss)	(14)	23
Accumulated deficit	(155,408)	(140,002)
Total shareholders’ equity	27,170	40,718
Total liabilities and shareholders’ equity	$31,470	$46,345

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$5,822	$3,928	$11,478	$7,604
General and administrative	2,185	1,710	4,673	3,775
Operating loss	(8,007)	(5,638)	(16,151)	(11,379)

Other income, net	314	526	757	1,123

Loss before income tax expense	(7,693)	(5,112)	(15,394)	(10,256)

Income tax expense	(6)	(7)	(12)	(14)

Net loss	(7,699)	(5,119)	(15,406)	(10,270)

Other comprehensive loss
Unrealized loss on marketable securities	(19)	(12)	(37)	(57)

Net loss and comprehensive loss	$(7,718)	$(5,131)	$(15,443)	$(10,327)

Basic and diluted net loss per share	$(0.18)	$(0.13)	$(0.36)	$(0.27)
Weighted average shares outstanding – basic and diluted	42,957,619	38,068,378	42,901,093	38,013,189

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2024	42,818,660	$180,697	$23	$(140,002)	$40,718
Issuance of common shares upon the vesting and settlement of restricted stock units	3,805	—	—	—	—
Issuance of common shares upon the exercise of stock options	37,000	94	—	—	94
Share-based compensation expense	—	867	—	—	867
Unrealized loss on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(7,707)	(7,707)
Balances at March 31, 2025	42,859,465	$181,658	$5	$(147,709)	$33,954
Issuance of common shares in settlement of deferred stock units	142,345	—	—	—	—
Issuance of common shares upon the vesting and settlement of restricted stock units	3,803	—	—	—	—
Issuance of common shares upon the exercise of stock options	66,875	163	—	—	163
Share-based compensation expense	—	771	—	—	771
Unrealized loss on marketable securities	—	—	(19)	—	(19)
Net loss	—	—	—	(7,699)	(7,699)
Balances at June 30, 2025	43,072,488	$182,592	$(14)	$(155,408)	$27,170

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2023	37,958,000	$166,609	$6	$(115,558)	$51,057
Issuance of common shares upon the vesting and settlement of restricted stock units	5,916	—	—	—	—
Share-based compensation expense	—	488	—	—	488
Unrealized loss on marketable securities	—	—	(45)	—	(45)
Net loss	—	—	—	(5,151)	(5,151)
Balances at March 31, 2024	37,963,916	$167,097	$(39)	$(120,709)	$46,349
Issuance of common shares net of offering costs of $0.1 million	4,720,000	11,747	—	—	11,747
Issuance of common shares upon the vesting and settlement of restricted stock units	5,916	—	—	—	—
Issuance of common shares upon the exercise of common stock options	2,750	7	—	—	7
Share-based compensation expense	—	443	—	—	443
Unrealized loss on marketable securities	—	—	(12)	—	(12)
Net loss	—	—	—	(5,119)	(5,119)
Balances at June 30, 2024	42,692,582	$179,294	$(51)	$(125,828)	$53,415

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,406)	$(10,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,638	931
Amortization of discounts on marketable securities	(441)	(648)
Non-cash lease expense	40	37
Depreciation	14	18
Changes in operating assets and liabilities:
Amounts receivable	75	(22)
Prepaid expenses and other assets	(453)	(156)
Deposits	1,108	(1,308)
Accounts payable	321	(167)
Accrued liabilities and operating lease liabilities	(1,643)	413
Net cash used in operating activities	(14,747)	(11,172)

Cash flows from investing activities:
Purchase of marketable securities	(16,370)	(18,047)
Maturities of marketable securities	31,967	27,000
Purchases of property and equipment	(18)	(9)
Net cash provided by investing activities	15,579	8,944

Cash flows from financing activities:
Proceeds from issuance of common shares, net of offering costs	—	11,747
Proceed from the exercise of common stock options	257	7
Principal payments on finance lease obligation	(5)	(3)
Net cash provided by financing activities	252	11,751

Net increase in cash and cash equivalents	1,084	9,523
Cash and cash equivalents at beginning of period	3,025	4,543
Cash and cash equivalents at end of period	$4,109	$14,066

Supplemental disclosure of non-cash transactions:
Assets acquired under financing lease	$—	$30
Cash paid for income taxes	$12	$14

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively, we, us, our, DiaMedica and the Company), is a clinical stage biopharmaceutical company focused on developing novel treatments for preeclampsia (PE) and acute ischemic stroke (AIS). DiaMedica’s lead candidate, DM199, is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein, an established therapeutic modality in Asia for the treatment of preeclampsia, acute ischemic stroke and other vascular diseases. Our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

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

With respect to our PE clinical program, a Phase 2 open-label, single center, single-arm, safety and pharmacodynamic, proof-of-concept, investigator-sponsored study of DM199 for the treatment of PE is currently being conducted at the Tygerberg Hospital in Cape Town, South Africa. This Phase 2 study consists of three studies in PE (Part 1a, dose-escalation; Part 1b, dose-expansion; and Part 2, expectant management) and a fourth study in fetal growth restriction (FGR, Part 3, expectant management). Part 1a topline study results are intended to identify a suitable dose for Parts 1b, 2, and 3. Up to 90 women with PE and potentially an additional 30 subjects with fetal growth restriction may be evaluated. The first subject in Part 1a was enrolled in the fourth quarter of 2024 and interim results from Part 1a of the study were released in July 2025. The interim results (N=28 subjects) demonstrated that DM199 appears safe and well-tolerated with clinically-relevant pharmacodynamic activity with no evidence of placental transfer. Additionally, subjects exhibited rapid, statistically significant reductions in blood pressure with duration of effect that was sustained up to 24 hours post-infusion compared to pre-treatment baseline. Preparations are underway to initiate Part 1b where up to 30 subjects with PE and expected delivery within 72 hours will be treated with a dose regimen identified from Part 1a.

With respect to our AIS clinical program, we are currently conducting a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial of DM199 for the treatment of AIS, known as the ReMEDy2 trial. Our ReMEDy2 trial is intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may then be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, and overall program management. We are currently conducting our ReMEDy2 trial in the United States and in the countries of Canada and Georgia. We are in the process of preparing regulatory filings and identifying and engaging study sites in an additional seven European countries and have submitted for approval of this study in the United Kingdom. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in delays in our ReMEDy2 trial.

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

As of June 30, 2025, we have incurred losses of $155.4 million since our inception in 2000. For the six months ended June 30, 2025, we incurred a net loss of $15.4 million and negative cash flows from operating activities of $14.7 million. We expect to continue to incur operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of June 30, 2025, we had combined cash, cash equivalents and marketable securities of $30.0 million, working capital of $27.0 million and shareholders’ equity of $27.2 million. Subsequent to quarter end, in July 2025, we completed a private placement of common shares in which we received net proceeds of $29.9 million, see Note 14, titled “Subsequent Event.”

Our principal source of cash has been net proceeds from the issuance of equity securities. Although we have previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions deteriorate.

Notwithstanding the completion of our July 2025 private placement, we expect that we will need substantial additional capital to further our research and development activities and complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities, including the $29.9 million net proceeds from our July 2025 private placement of common shares, to be sufficient to continue the Phase 2 PE trial, the ReMEDy2 trial, and otherwise fund our planned operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the rate of site activation and participant enrollment in the study; the Phase 2 PE trial; the potential expansion of our current development programs; the effects of ongoing site staffing shortages; and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of June 30, 2025.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities;

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities; and

Level 3 Inputs — unobservable inputs.

As of June 30, 2025, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

4.	Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Commercial paper and corporate bonds	$12,419	$—	$12,419	$—	$28,291	$—	$28,291	$—
Government securities	13,510	—	13,510	—	12,831	—	12,831	—
Total	$25,929	$—	$25,929	$—	$41,122	$—	$41,122	$—

Maturities of individual securities are less than 12 months, and the amortized cost of all securities approximated fair value as of June 30, 2025 and December 31, 2024. Accrued interest receivable on marketable securities is included in amounts receivable and was $142,000 and $235,000 as of June 30, 2025 and December 31, 2024, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2025.

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

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $142,000 and $235,000 as of June 30, 2025 and December 31, 2024, respectively.

7.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment	136	118
Furniture and equipment	128	128
Leasehold improvements	16	16
	280	262
Less accumulated depreciation	(128)	(114)
Property and equipment, net	$152	$148

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical trial costs	$1,268	$2,277
Research and development services	790	888
Compensation	590	1,060
Professional services fees	94	112
Other	5	10
Total accrued liabilities	$2,747	$4,347

9.	Operating Lease

Office lease

Our operating lease costs were $52,000 for each of the six month periods ended June 30, 2025 and 2024. Our variable lease costs were $43,000 and $38,000 for the six months ended June 30, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of June 30, 2025 (in thousands):

2025	$57
2026	116
2027	119
2028	10
Total lease payments	302
Less interest portion	(30)
Present value of operating lease obligation	272
Less current portion of operating lease	(96)
Operating lease obligation, non-current	$176

10.	Shareholders’ Equity

Authorized capital shares

DiaMedica has authorized share capital of an unlimited number of voting common shares, and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company’s annual general meeting and any extraordinary or special general meeting.

Equity issued during the six months ended June 30, 2025

During the six months ended June 30, 2025, 7,608 common shares were issued upon the vesting and settlement of restricted stock units, 142,345 shares were issued upon the settlement of deferred share units and 103,875 common shares were issued upon the exercise of stock options for gross proceeds of $257,000.

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

Shares reserved

Common shares reserved for future issuance are as follows:

June 30, 2025
Common shares issuable upon exercise of employee and non-employee stock options	6,685,604
Common shares issuable upon settlement of deferred stock units	174,515
Common shares issuable upon vesting and settlement of restricted stock units	7,607
Common shares available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	754,919
Common shares available for grant under the 2021 Employment Inducement Incentive Plan	357,500
Total	7,980,145

11.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,699)	$(5,119)	$(15,406)	$(10,270)
Weighted average shares outstanding—basic and diluted	42,957,619	38,068,378	42,901,093	38,013,189
Basic and diluted net loss per share	$(0.18)	$(0.13)	$(0.36)	$(0.27)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common shares issuable upon exercise of employee and non-employee stock options	6,685,604	4,859,271	6,685,604	4,859,271
Common shares issuable upon settlement of deferred stock units	174,515	284,886	174,515	284,886
Common shares issuable upon vesting and settlement of restricted stock units	7,607	11,828	7,607	11,828

12.	Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan)

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 7,000,000 shares. As of June 30, 2025, options to purchase an aggregate of 5,721,194 common shares were outstanding, 164,770 common shares were reserved for issuance upon settlement of DSUs and 7,607 shares were reserved for issuance upon the vesting and settlement of RSUs and 754,919 shares remained available for issuance.

2021 Employment Inducement Incentive Plan (2021 Inducement Plan)

The 2021 Inducement Plan permits the Board, or a committee or subcommittee thereof, to grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to new employees who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board. As of June 30, 2025, options to purchase an aggregate of 590,000 common shares were outstanding under the Inducement Plan and 357,500 shares remained available for issuance.

Prior Stock Option Plan

The Company’s prior stock option plan was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior Plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the Prior Plan have terms similar to those used under the 2019 Plan. As of June 30, 2025, options to purchase an aggregate of 374,410 common shares were outstanding.

Prior Deferred Stock Unit Plan

The Company’s prior deferred stock unit plan was terminated by the Board of Directors in conjunction with the shareholder approval of the 2019 Plan. Awards outstanding under the Prior DSU Plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2025, there were 9,745 common shares reserved for issuance upon settlement of DSUs outstanding.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$538	$336	$1,216	$629
Research and development	233	107	422	302
Total share-based compensation	$771	$443	$1,638	$931

We recognize share-based compensation for options awards based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those options that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2024	4,692,438	$3.33	$10,243
Granted	2,333,416	4.42
Forfeitures	(231,375)	4.35
Exercised	(103,875)	2.51
Expired	(5,000)	6.91
Balances at June 30, 2025	6,685,604	$3.70	$3,767

Information about stock options outstanding, vested and expected to vest as of June 30, 2025, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	191,443	7.7	$1.59	105,457	7.7
$2.00	-	$2.99	2,769,645	7.4	2.74	1,484,034	7.0
$3.00	-	$3.99	311,893	5.2	3.56	229,393	3.9
$4.00	-	$4.99	2,652,069	8.0	4.24	677,182	4.0
$5.00	-	$10.00	760,554	7.3	5.93	380,729	5.2
			6,685,604	7.5	$3.70	2,876,795	5.8

13.	Segment Information

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

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses, excluding share-based compensation
Research and development	$5,589	$3,821	$11,056	$7,302
General and administrative	1,647	1,374	3,457	3,146
Total operating expenses, excluding share-based compensation	7,236	5,195	14,513	10,448
Share-based compensation
Research and development	233	107	422	302
General and administrative	538	336	1,216	629
Total share-based compensationd	771	443	1,638	931
Operating loss	(8,007)	(5,638)	(16,151)	(11,379)
Interest income	313	524	757	1,140
Other income (expense), net	1	2	—	(17)
Income tax expense	(6)	(7)	(12)	(14)
Segment and consolidated net loss	$(7,699)	$(5,119)	$(15,406)	$(10,270)

14.	Subsequent Event

On July 21, 2025, we entered into securities purchase agreements with accredited investors, pursuant to which we agreed to issue and sell an aggregate 8,606,425 common shares at a purchase price of $3.50 per share in a private placement. As a result of the offering, which closed on July 23, 2025, we received gross proceeds of $30.1 million, which resulted in net proceeds to us of approximately $29.9 million, after deducting the offering expenses.

In connection with the July 2025 private placement, we entered into registration rights agreements (collectively the Registration Rights Agreement) with the investors pursuant to which we agreed to file with the United States Securities and Exchange Commission (SEC) a registration statement registering the resale of the shares sold in the July 2025 private placement (Resale Registration Statement). The Resale Registration Statement was filed with the SEC on August 1, 2025 and declared effective by the SEC on August 8, 2025. Under the terms of the Registration Rights Agreement, we agreed to keep the Resale Registration Statement effective at all times until the shares are no longer considered “Registrable Securities” under the Registration Rights Agreement and if we fail to keep the Resale Registration Statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three and six month periods ended June 30, 2025 and 2024.

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

Preeclampsia Program and Phase 2 Investigator-Sponsored Study

Our clinical development program in PE currently centers around an investigator-sponsored safety, tolerability and pharmacodynamic, proof-of-concept Phase 2 study in PE patients. This Phase 2 study consists of three studies in PE (Part 1a, dose-escalation; Part 1b, dose-expansion; and Part 2, expectant management) and a fourth study in fetal growth restriction (FGR, Part 3, expectant management). Part 1a topline study results are intended to identify a suitable dose for Parts 1b, 2, and 3. Up to 90 women with PE and potentially an additional 30 subjects with fetal growth restriction may be evaluated. The first subject in Part 1a was enrolled in the fourth quarter of 2024 and interim results from Part 1a of the study were released in July 2025. The interim results (N=28 subjects) demonstrate that DM199 appears safe and well-tolerated with clinically-relevant pharmacodynamic activity with no evidence of placental transfer.  Additionally, subjects exhibited rapid, statistically significant reductions in blood pressure with duration of effect that was sustained up to 24 hours post-infusion compared to pre-treatment baseline, a durable effect extending up to 24 hours post-infusion. Preparations are underway to initiate Part 1b where up to 30 subjects with PE and expected delivery within 72 hours will be treated with a dose regimen identified from Part 1a.

Based in part upon these interim results, we believe DM199 has the potential to lower blood pressure, enhance endothelial health and improve perfusion to maternal organs and the placenta. We have completed studies on fertility, embryofetal development and pre- and post-natal development in animal models, which support the potential safety of DM199 in pregnant humans. Additionally, based on the strength of the interim results, DiaMedica plans to submit an Investigational New Drug (IND) application in the United States in the second half of 2025.

AIS Program and Phase 2/3 ReMEDy2 Trial

Our clinical program in AIS centers on our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. As previously disclosed, we have experienced and are continuing to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring and overall program management. We are currently conducting the trial in the United States and in the countries of Canada and Georgia. We are in the process of preparing regulatory filings and identifying and engaging study sites in an additional seven European countries and have submitted for approval of this study in the United Kingdom. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in delays in our ReMEDy2 trial.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations primarily from sales of equity securities, interest income on funds available for investment, and government grants. We have incurred a net loss in each year since our inception. Our net losses were $15.4 million and $10.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $155.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development (R&D) activities and general and administrative (G&A) support costs associated with our operations.

We expect to continue to incur significant expenses and operating losses for at least the next few years. We anticipate that our quarterly expenses will increase moderately relative to recent prior quarterly periods as we continue to advance our DM199 clinical development program into PE and we continue our ReMEDy2 trial, including additional site activations in the U.S. and globally and enrollment of participants in the trial. Our efforts to expand our team to provide support for our clinical and administrative operations will likely also contribute to such increases.

While we expect the level of future negative operating quarterly cash flows to generally increase moderately relative to recent prior quarterly periods as we expand our DM199 clinical development program into PE and we continue our ReMEDy2 trial, including our global expansion,  we expect our current cash resources, including the $29.9 million net proceeds from our July 21, 2025 private placement of common shares, will be sufficient to allow us to continue our ReMEDy2 trial, support the Phase 2 PE trial, and otherwise fund our planned operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including the current Phase 2 PE trial, our current ReMEDy2 trial and in particular the rate of site activation and participant enrollment in the study, the potential further expansion of our current development programs and other factors. We may require or otherwise seek significant additional funds earlier than we currently need or expect. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2025 and 2024

The following table summarizes our unaudited results of operations for the three and six month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$5,822	$3,928	$11,478	$7,604
General and administrative expenses	2,185	1,710	4,673	3,775
Other income, net	$(314)	$(526)	$(757)	$(1,123)

Research and Development Expenses

R&D expenses increased to $5.8 million for the three months ended June 30, 2025, up from $3.9 million for the three months ended June 30, 2024. R&D expenses increased to $11.5 million for the six months ended June 30, 2025, up from $7.6 million for the six months ended June 30, 2024. The increases are primarily due to cost increases driven by the continuation of our ReMEDy2 clinical trial, including our global expansion; the expansion of our clinical team in the prior and current year periods and increased manufacturing development activity. These increases were partially offset by cost reductions related to in-use study work performed and completed in the prior year period. We expect that our R&D expenses will moderately increase in future periods relative to recent prior periods as we continue our ReMEDy2 trial, including our global expansion and continue the expansion of our DM199 clinical development program into PE.

General and Administrative Expenses

G&A expenses were $2.2 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively. G&A expenses were $4.7 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. These increases resulted primarily increased non-cash share-based compensation expense and increased personnel costs incurred in conjunction with expanding our team, partially offset by a reduction in legal fees incurred in connection with our lawsuit against PRA Netherlands. We expect G&A expenses to remain steady in future periods as compared to recent prior periods.

Other Income, Net

Other income, net, was $313 thousand and $526 thousand for the three months ended June 30, 2025 and 2024, respectively, and $757 thousand and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. The decreases were driven by reduced interest income recognized during the current year period related to lower average marketable securities balances during the current year period as compared to the prior year period.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2025 and December 31, 2024, and our cash flows for each of the six month periods ended June 30, 2025 and 2024, and are intended to supplement the more detailed discussion that follows (in thousands):

	June 30, 2025	December 31, 2024
Cash, cash equivalents and marketable securities	$30,038	$44,147
Total assets	31,470	46,345
Total current liabilities	4,116	5,390
Total shareholders’ equity	27,170	40,718
Working capital	26,963	39,220

	Six Months Ended June 30,
	2025	2024
Cash Flow Data
Cash flow provided by (used in):
Operating activities	$(14,747)	$(11,172)
Investing activities	15,579	8,944
Financing activities	252	11,751
Net increase in cash	$1,084	$9,523

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $30.0 million, current liabilities of $4.1 million and working capital of $27.0 million as of June 30, 2025, compared to aggregate cash, cash equivalents and marketable securities of $44.1 million, $5.4 million in current liabilities and $39.2 million in working capital as of December 31, 2024. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to the net cash used to fund our current operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $14.7 million compared to $11.2 million for the six months ended June 30, 2024. The increase in cash used in operating activities resulted primarily from the increased net loss, partially offset by changes in operating assets and liabilities during the current year period.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash provided by investing activities was $15.6 million and $8.9 million for the six months ended June 30, 2025 and 2024, respectively. This change resulted primarily from the use of proceeds from the maturities of our marketable securities to fund our current operations.

Financing Activities

Net cash provided by financing activities was $252 thousand for the six months ended June 30, 2025 consisting primarily of proceeds from the exercise of stock options. Net cash provided by financing activities of $11.8 million for the six months ended June 30, 2024 consisting primarily of net proceeds from the sale of common shares in our June 2024 private placement.

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

Accordingly, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative quarterly cash flows to vary depending on our clinical activities and the timing of expenses Accordingly, and notwithstanding the completion of our July 2025 private placement in which we received net proceeds of $29.9 million, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative quarterly cash flows to vary depending on our clinical activities and the timing of expenses incurred and will increase moderately relative to recent prior quarterly periods as we expand our PE clinical development program and continue and globally expand our ReMEDy2 trial. We expect our current cash resources to be sufficient to support the expansion of our PE clinical development program, continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the Phase 2 PE trial, the potential further expansion of our current development programs, and other factors on our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically, we have financed our operations primarily from sales of equity securities and interest income received on funds available for investment and we expect to continue this practice for the foreseeable future. Our most recent equity financing was our July 2025 private placement in which we issued and sold an aggregate of 8,606,425 common shares pursuant to a securities purchase agreement at a purchase price of $3.50 per share to accredited investors. As a result of the offering, we received gross proceeds of $30.1 million, which resulted in net proceeds to us of approximately $29.9 million, after deducting offering expenses. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II-	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The hearing addressing our claims for damages was conducted on December 7, 2023. On February 7, 2024, the NCC issued a judgment in which the NCC found that, although all data related to the study is the rightful property of DiaMedica, there was an insufficient causal link between PRA Netherlands withholding study data and the damages claimed by us. We notified the NCC and PRA Netherlands of our intent to appeal this decision and submitted our statement of grounds for appeal on October 15, 2024. The NCC issued a decision to consolidate both appeals and evaluate them concurrently at a single hearing, which occurred on March 20, 2025. The NCC ruling was issued on June 24, 2025, in which the court found that ICON/PRA Netherlands was not in default under the agreement. Additionally, the court ruled against all ICON/PRA Netherlands counter claims. We have decided to discontinue our pursuit of this matter.

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

Subsequent trials may fail to replicate promising data seen in earlier preclinical studies and clinical trials.

Interim data from the ongoing Part 1a portion of the investigator-sponsored Phase 2 study of DM199 for the treatment of preeclampsia provided promising results. However, these results may not be replicated in ongoing and future studies or trials, and the final data analysis may differ from interim data analysis.

Even if ongoing and future trials of DM199 are conducted and completed as planned, the results may not replicate the results seen in preclinical studies and early clinical studies or meet the primary or secondary endpoints, or otherwise not prove sufficient to obtain regulatory approval or result in a restricted product label that could negatively impact commercialization. Success in preclinical testing does not ensure success in clinical trials, and success in early stage clinical trials does not ensure success in later clinical trials. This can be due to a variety of reasons, including variations in patient populations, or the inability of certain patients to complete all assessments required by the clinical trial protocol, adjustments to clinical trial protocols or designs as compared to earlier testing or trials, variations in the data that could produce inconclusive or uninterpretable results, or the use of additional trial sites or investigators.

Furthermore, if we fail to replicate the promising results from our preclinical studies or clinical trials in ongoing or future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or future product candidates.

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

We did not sell any unregistered equity securities of our Company during the quarterly period ended June 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the quarterly period ended June 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) and 408(c), respectively, of SEC Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 20, 2025	Filed herewith

3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023 (File No. 001-36291)

10.1	Letter Agreement dated as of August 4, 2025 between DiaMedica Therapeutics Inc. and Lorianne Masuoka, M.D.	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2025 (File No. 001-36291)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three months ended June 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: August 12, 2025	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)