Form 10-Q
period 2025-09-30
DiaMedica Therapeutics Inc.
filed 2025-11-12
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 52,077,439 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

September 30, 2025

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

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,326	$3,025
Marketable securities	51,992	41,122
Prepaid expenses and other assets	445	227
Amounts receivable	260	236
Deposits	200	—
Total current assets	56,223	44,610

Non-current assets:
Deferred offering costs	456	—
Operating lease right-of-use asset, net	218	279
Property and equipment, net	150	148
Deposits	—	1,308
Total non-current assets	824	1,735

Total assets	$57,047	$46,345

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,920	$940
Accrued liabilities	3,239	4,347
Operating lease obligation	99	90
Finance lease obligation	10	13
Total current liabilities	5,268	5,390

Non-current liabilities:
Operating lease obligation	150	225
Finance lease obligation	7	12
Total non-current liabilities	157	237

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 52,077,439 and 42,818,660 shares issued and outstanding, as of September 30, 2025 and December 31, 2024, respectively	—	—
Paid-in capital	215,600	180,697
Accumulated other comprehensive income	50	23
Accumulated deficit	(164,028)	(140,002)
Total shareholders’ equity	51,622	40,718
Total liabilities and shareholders’ equity	$57,047	$46,345

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,437	$4,983	$17,915	$12,587
General and administrative	2,596	1,900	7,269	5,675
Operating loss	(9,033)	(6,883)	(25,184)	(18,262)

Other income, net	419	616	1,176	1,739

Loss before income tax expense	(8,614)	(6,267)	(24,008)	(16,523)

Income tax expense	(6)	(7)	(18)	(21)

Net loss	(8,620)	(6,274)	(24,026)	(16,544)

Other comprehensive loss
Unrealized gain on marketable securities	64	132	27	75

Net loss and comprehensive loss	$(8,556)	$(6,142)	$(23,999)	$(16,469)

Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.53)	$(0.42)
Weighted average shares outstanding – basic and diluted	49,630,119	42,751,577	45,168,749	39,604,179

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2024	42,818,660	$180,697	$23	$(140,002)	$40,718
Issuance of common shares upon the vesting and settlement of restricted stock units	3,805	—	—	—	—
Issuance of common shares upon the exercise of stock options	37,000	94	—	—	94
Share-based compensation expense	—	867	—	—	867
Unrealized loss on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(7,707)	(7,707)
Balances at March 31, 2025	42,859,465	$181,658	$5	$(147,709)	$33,954
Issuance of common shares in settlement of deferred stock units	142,345	—	—	—	—
Issuance of common shares upon the vesting and settlement of restricted stock units	3,803	—	—	—	—
Issuance of common shares upon the exercise of stock options	66,875	163	—	—	163
Share-based compensation expense	—	771	—	—	771
Unrealized loss on marketable securities	—	—	(19)	—	(19)
Net loss	—	—	—	(7,699)	(7,699)
Balances at June 30, 2025	43,072,488	$182,592	$(14)	$(155,408)	$27,170
Issuance of common shares under Private Placement net of offering costs of $0.1 million	8,606,425	29,977	—	—	29,977
Sale of common shares, net of offering costs	223,472	1,550	—	—	1,550
Issuance of common shares upon the exercise of stock options	171,250	465	—	—	465
Issuance of common shares upon the vesting and settlement of restricted stock units	3,804	—	—	—	—
Share-based compensation expense	—	1,016	—	—	1,016
Unrealized gain on marketable securities			64		64
Net loss	—	—	—	(8,620)	(8,620)
Balances at September 30, 2025	52,077,439	$215,600	$50	$(164,028)	$51,622

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2023	37,958,000	$166,609	$6	$(115,558)	$51,057
Issuance of common shares upon the vesting and settlement of restricted stock units	5,916	—	—	—	—
Share-based compensation expense	—	488	—	—	488
Unrealized loss on marketable securities	—	—	(45)	—	(45)
Net loss	—	—	—	(5,151)	(5,151)
Balances at March 31, 2024	37,963,916	$167,097	$(39)	$(120,709)	$46,349
Issuance of common shares under Private Placement net of offering costs of $0.1 million	4,720,000	11,747	—	—	11,747
Issuance of common shares upon the vesting and settlement of restricted stock units	5,916	—	—	—	—
Issuance of common shares upon the exercise of common stock options	2,750	7	—	—	7
Share-based compensation expense	—	443	—	—	443
Unrealized loss on marketable securities	—	—	(12)	—	(12)
Net loss	—	—	—	(5,119)	(5,119)
Balances at June 30, 2024	42,692,582	$179,294	$(51)	$(125,828)	$53,415
Issuance of common shares upon the vesting of and settlement of restricted stock units	5,915	—	—	—	—
Issuance of common shares upon the exercise of stock options	68,000	126	—	—	126
Share-based compensation expense	—	565	—	—	565
Unrealized gain on marketable securities	—	—	132	—	132
Net loss	—	—	—	(6,274)	(6,274)
Balances at September 30, 2024	42,766,497	$179,985	$81	$(132,102)	$47,964

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,026)	$(16,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,654	1,496
Amortization of discounts on marketable securities	(690)	(1,013)
Non-cash lease expense	61	56
Depreciation	32	28
Changes in operating assets and liabilities:
Amounts receivable	(24)	79
Prepaid expenses and other assets	(218)	131
Deposits	1,108	(1,308)
Accounts payable	980	245
Accrued liabilities and operating lease liabilities	(1,174)	1,188
Net cash used in operating activities	(21,297)	(15,642)

Cash flows from investing activities:
Purchase of marketable securities	(51,224)	(39,623)
Maturities and sales of marketable securities	41,071	43,000
Purchases of property and equipment	(34)	(18)
Net cash provided by (used in) investing activities	(10,187)	3,359

Cash flows from financing activities:
Proceeds from the sale of common shares, net of offering costs	31,527	11,747
Proceed from the exercise of common stock options	722	133
Deferred offering costs	(456)	—
Principal payments on finance lease obligation	(8)	(6)
Net cash provided by financing activities	31,785	11,874

Net increase (decrease) in cash and cash equivalents	301	(409)
Cash and cash equivalents at beginning of period	3,025	4,543
Cash and cash equivalents at end of period	$3,326	$4,134

Supplemental disclosure of non-cash transactions:
Cash paid for income taxes	$18	$20
Assets acquired under financing lease	$—	$30

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.         Business

DiaMedica Therapeutics Inc. and its wholly owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively, we, us, our, DiaMedica and the Company), is a clinical stage biopharmaceutical company focused on developing novel treatments for preeclampsia (PE), fetal growth restriction (FGR) and acute ischemic stroke (AIS). DiaMedica’s lead product candidate, DM199, is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein, an established therapeutic modality in Asia for the treatment of preeclampsia, acute ischemic stroke and other vascular diseases. Our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

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

With respect to our AIS clinical program, we are currently conducting a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial of DM199 for the treatment of AIS, (the ReMEDy2 trial). Our ReMEDy2 trial is intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may then be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, and overall program management. We are currently conducting our ReMEDy2 trial in the United States and in the countries of Canada and Georgia. We are in the process of preparing regulatory filings and identifying and engaging study sites in an additional seven European countries and, on August 28, 2025, received approval for the conduct of this study in the United Kingdom. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment. We currently estimate that the interim analysis will be completed in the second half of 2026.

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

As of September 30, 2025, we have incurred losses of $164.0 million since our inception in 2000. For the nine months ended September 30, 2025, we incurred a net loss of $24.0 million and negative cash flows from operating activities of $21.3 million. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of September 30, 2025, we had combined cash, cash equivalents and marketable securities of $55.3 million, working capital of $51.0 million and shareholders’ equity of $51.6 million.

Our principal source of cash has been net proceeds from the issuance of equity securities. Although we have previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities and complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to be sufficient to continue the Phase 2 PE trial, the ReMEDy2 trial and otherwise fund our planned operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the rate of site activation and participant enrollment in the study; the Phase 2 PE trial; the potential expansion of our current development programs; the effects of ongoing site staffing shortages; and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

3.         Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our condensed consolidated financial position, condensed consolidated results of operations, condensed consolidated statement of shareholders’ equity and condensed consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Segments

We operate in a single segment focusing on researching and developing potentially transformative treatments for severe ischemic diseases. Consistent with our operational structure, our chief operating decision maker manages and allocates resources for the Company at a consolidated level. Therefore, the results of our operations are reported on a consolidated basis for purposes of segment reporting. Substantially all assets are held in the United States.

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

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no other-than-temporary unrealized losses as of September 30, 2025.

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

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities; and

Level 3 Inputs — unobservable inputs.

As of September 30, 2025, the Company believes that the carrying amounts of its other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4, titled “Marketable Securities” for additional information.

Deferred offering costs

Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common shares under the 2025 Sales Agreement, see Note 10. Costs related to the public sale of the Company’s common shares are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. See Note 10 titled “Shareholders’ Equity” for additional information.

4.         Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$44,522	$—	$44,522	$—	$12,831	$—	$12,831	$—
Commercial paper and corporate bonds	7,470	—	7,470	—	28,291	—	28,291	—
Total	$51,992	$—	$51,992	$—	$41,122	$—	$41,122	$—

Maturities of individual securities are less than 12 months and the amortized cost of all securities approximated fair value as of September 30, 2025 and December 31, 2024. Accrued interest receivable on marketable securities is included in amounts receivable and was $228,000 and $235,000 as of September 30, 2025 and December 31, 2024, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2025.

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

6.         Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $228,000 and $235,000 as of September 30, 2025 and December 31, 2024, respectively.

7.         Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment	145	118
Furniture and equipment	128	128
Leasehold improvements	16	16
	289	262
Less accumulated depreciation	(139)	(114)
Property and equipment, net	$150	$148

8.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Clinical trial costs	$1,615	$2,277
Compensation	920	1,060
Research and development services	600	888
Professional services fees	97	112
Other	7	10
Total accrued liabilities	$3,239	$4,347

9.         Operating Lease

Office lease

Our operating lease costs were $78,000 for each of the nine-month periods ended September 30, 2025 and 2024. Our variable lease costs were $67,000 and $64,000 for the nine months ended September 30, 2025 and 2024, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of September 30, 2025 (in thousands):

2025	$29
2026	116
2027	119
2028	10
Total lease payments	274
Less interest portion	(25)
Present value of operating lease obligation	249
Less current portion of operating lease	(99)
Operating lease obligation, non-current	$150

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

On August 12, 2025, we entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (TD Cowen) under which the Company may, from time to time, sell common shares having an aggregate offering price of up to $100 million, through an “at-the-market” offering program (ATM Offering). TD Cowen will receive a commission from the Company of 2.5% of the aggregate gross proceeds of any common shares sold under the 2025 Sales Agreement. Any shares offered and sold in the ATM Offering are to be issued pursuant to the Company’s shelf registration statement on Form S-3 and the 424(b)(2) prospectus supplement dated August 22, 2025.

Equity issued during the nine months ended September 30, 2025

On July 21, 2025, we entered into securities purchase agreements with accredited investors, pursuant to which we agreed to issue and sell an aggregate 8,606,425 common shares at a purchase price of $3.50 per share in a private placement. As a result of the offering, which closed on July 23, 2025, we received gross proceeds of $30.1 million, which resulted in net proceeds to us of approximately $30.0 million, after deducting the offering expenses.

In connection with the July 2025 private placement, we entered into a registration rights agreement (2025 Registration Rights Agreement) with the investors pursuant to which we agreed to file with the SEC a registration statement registering the resale of the shares sold in the July 2025 private placement (2025 Resale Registration Statement). The 2025 Resale Registration Statement was filed with the SEC on August 1, 2025 and declared effective by the SEC on August 8, 2025. Under the terms of the 2025 Registration Rights Agreement, we agreed to keep the 2025 Resale Registration Statement effective at all times until the shares are no longer considered “Registrable Securities” under the 2025 Registration Rights Agreement and if we fail to keep the 2025 Resale Registration Statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the 2025 Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the 2025 Registration Rights Agreement.

During the nine months ended September 30, 2025, 11,412 common shares were issued upon the vesting and settlement of restricted stock units, 142,345 shares were issued upon the settlement of deferred share units, 275,125 common shares were issued upon the exercise of stock options for gross proceeds of $722,000 and 223,472 common shares were issued and sold under the ATM Offering for gross proceeds of $1.6 million.

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

In connection with the June 2024 private placement, we entered into a registration rights agreement (2024 Registration Rights Agreement) with the investors pursuant to which we agreed to file with the SEC a registration statement registering the resale of the shares sold in the June 2024 private placement (2024 Resale Registration Statement). The 2024 Resale Registration Statement was filed with the SEC on July 10, 2024 and declared effective by the SEC on July 18, 2024. Under the terms of the 2024 Registration Rights Agreement, we agreed to keep the 2024 Resale Registration Statement effective at all times until the shares are no longer considered “Registrable Securities” under the 2024 Registration Rights Agreement and if we fail to keep the 2024 Resale Registration Statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the investors in an amount of up to 10% of the invested capital, excluding interest. We also agreed, among other things, to indemnify the selling holders under the 2024 Resale Registration Statement from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the 2024 Registration Rights Agreement.

During the nine months ended September 30, 2024, 17,747 common shares were issued upon the vesting and settlement of restricted stock units and 70,750 common shares were issued upon the exercise of common stock options for gross proceeds of $133,000.

Common shares reserved for future issuance are as follows:

September 30, 2025
Common shares issuable upon exercise of employee and non-employee stock options	7,321,854
Common shares issuable upon settlement of deferred stock units	174,515
Common shares issuable upon vesting and settlement of restricted stock units	3,803
Common shares available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	976,252
Common shares available for grant under the 2021 Employment Inducement Incentive Plan	600,625
Total	9,077,049

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(8,620)	$(6,274)	$(24,026)	$(16,544)
Weighted average shares outstanding—basic and diluted	49,630,119	42,751,577	45,168,749	39,604,179
Basic and diluted net loss per share	$(0.17)	$(0.15)	$(0.53)	$(0.42)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common shares issuable upon exercise of employee and non-employee stock options	7,321,854	4,632,438	7,321,854	4,632,438
Common shares issuable upon settlement of deferred stock units	174,515	284,886	174,515	284,886
Common shares issuable upon vesting and settlement of restricted stock units	3,803	5,913	3,803	5,913

12.         Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan)

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 7,000,000 shares. As of September 30, 2025, options to purchase an aggregate of 5,707,444 common shares were outstanding; 164,770 common shares were reserved for issuance upon settlement of DSUs; 3,803 shares were reserved for issuance upon the vesting and settlement of RSUs; and 976,252 shares remained available for issuance.

2021 Employment Inducement Incentive Plan (2021 Inducement Plan)

The 2021 Inducement Plan permits the Board, or a committee or subcommittee thereof, to grant of non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to new employees who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board and on July 31, 2025, the Board increased the number of common shares reserved for issuance under the plan to 2,000,000. As of September 30, 2025, options to purchase an aggregate of 1,240,000 common shares were outstanding under the Inducement Plan and 600,625 shares remained available for issuance.

Prior Stock Option Plan

The Company ceased granting awards under its Amended and Restated Stock Option Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under the prior plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the prior plan have terms similar to those used under the 2019 Plan. As of September 30, 2025, options to purchase an aggregate of 374,410 common shares were outstanding.

Prior Deferred Stock Unit Plan

The Company ceased granting awards under its Deferred Share Unit Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under that plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2025, there were 9,745 common shares reserved for issuance upon settlement of outstanding deferred share units.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$646	$418	$1,862	$1,047
Research and development	370	147	792	449
Total share-based compensation	$1,016	$565	$2,654	$1,496

We recognize share-based compensation for options awards based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those options that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2024	4,692,438	$3.33	$10,243
Granted	3,358,416	4.79
Forfeitures	(408,875)	3.67
Exercised	(275,125)	2.63
Expired	(45,000)	8.03
Balances at September 30, 2025	7,321,854	$3.99	$21,221

Information about stock options outstanding, vested and expected to vest as of September 30, 2025, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	191,443	7.5	$1.59	117,974	7.5
$2.00	-	$2.99	2,420,895	7.0	2.73	1,453,679	6.7
$3.00	-	$3.99	311,893	5.0	3.54	241,270	3.9
$4.00	-	$4.99	3,167,069	8.1	4.30	726,031	4.2
$5.00	-	$10.00	1,230,554	8.3	6.15	374,519	5.0
			7,321,854	7.6	$3.99	2,913,473	5.6

13.         Segment Information

An operating segment is identified as a component of an enterprise that engages in business activities about which separate discrete financial information and operating results is regularly reviewed by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. DiaMedica's CODM is the Chief Executive Officer. The Company operates in a single operating segment focused on the development of its drug product candidate, DM199, for the treatment of severe ischemic disease. The CODM manages and allocates resources to the operations of the Company on a total company basis. Further, the CODM reviews and utilizes functional expenses (i.e., research, development and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are revenues, share-based compensation, interest income, other expense, net, and income tax expense, which are reflected in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses, excluding share-based compensation
Research and development	$6,066	$4,835	$17,122	$12,137
General and administrative	1,951	1,483	5,408	4,629
Total operating expenses, excluding share-based compensation	8,017	6,318	22,530	16,766
Share-based compensation
Research and development	370	147	792	449
General and administrative	646	418	1,862	1,047
Total share-based compensation	1,016	565	2,654	1,496
Operating loss	(9,033)	(6,883)	(25,184)	(18,262)
Interest income	440	618	1,197	1,758
Other income (expense), net	(21)	(2)	(21)	(19)
Income tax expense	(6)	(7)	(18)	(21)
Segment and consolidated net loss	$(8,620)	$(6,274)	$(24,026)	$(16,544)

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three- and nine-month periods ended September 30, 2025 and 2024.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

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

Our product development pipeline is as follows:

* Investigator sponsored trial

We are developing DM199 to address two major critical unmet needs. In PE, there are currently no approved agents in any global market to safely lower maternal blood pressure and/or reduce the risk of fetal growth restriction. Historically, the major issue with potential PE treatments has been that traditional vasodilators commonly used to reduce essential hypertension (e.g., beta-blockers, angiotensin converting enzyme inhibitors (ACEi)) can readily cross the placental barrier and enter into the fetal circulation and cause harm to the developing fetus. We believe that DM199 is uniquely suited to treat PE since its molecular size, approximately 26 kilodaltons (KD), is typically too large to cross the placental barrier, as was demonstrated in the interim result noted below, and therefore may reduce blood pressure and enhance microcirculatory perfusion to the maternal organs and placenta without entering fetal circulation, a potentially significant safety advantage. Additionally, we believe DM199 has the potential to not only address hypertension of PE, but also to confer disease modifying outcomes for both maternal and perinatal outcomes, including fetal growth restriction. In AIS, up to 80% of AIS patients are not eligible for treatment with currently approved clot-busting (thrombolytic) drugs or catheter-based clot removal procedures (mechanical thrombectomy). DM199 is intended to enhance collateral blood flow and boost neuronal survival in the ischemic penumbra by inhibiting neuronal cell death (apoptosis) and promoting neuronal remodeling and neoangiogenesis, and accordingly, offer a potential treatment option for AIS patients who otherwise have no therapeutic options.

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

Based in part upon these interim results, we believe DM199 has the potential to lower blood pressure, enhance endothelial health and improve perfusion to maternal organs and the placenta. We have completed studies on fertility, embryofetal development and pre- and post-natal development in animal models, which support the potential safety of DM199 in pregnant humans. Given the complexities inherent in conducting clinical studies involving pregnant women, a very vulnerable patient group, DiaMedica requested a pre-IND meeting with the FDA to obtain feedback prior to submitting an IND application for PE. The FDA granted DiaMedica an in-person meeting, which has been recently held and we plan to provide an update regarding the meeting once the final meeting minutes are received.

AIS Program and Phase 2/3 ReMEDy2 Trial

Our clinical program in AIS centers on our ReMEDy2 clinical trial of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. As previously disclosed, we have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring and overall program management. We are currently conducting the trial in the United States and in the countries of Canada and Georgia. We are in the process of preparing regulatory filings and identifying and engaging study sites in an additional seven European countries and have submitted for approval of this study in the United Kingdom. We continue to work closely with our contract research organizations and other advisors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment. We currently estimate that the interim analysis will be completed in the second half of 2026.

Financial Overview

We have not generated any revenues from product sales. Since our inception, we have financed our operations primarily from sales of equity securities, interest income on funds available for investment, and government grants. We have incurred a net loss in each year since our inception. Our net losses were $24.0 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $164.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development (R&D) activities and general and administrative (G&A) support costs associated with our operations.

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

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2025 and 2024

The following table summarizes our unaudited results of operations for the three and nine month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$6,437	$4,983	$17,915	$12,587
General and administrative expenses	2,596	1,900	7,269	5,675
Other income, net	$(419)	$(616)	$(1,176)	$(1,739)

Research and Development Expenses

R&D expenses increased to $6.4 million for the three months ended September 30, 2025, up from $5.0 million for the three months ended September 30, 2024. R&D expenses increased to $17.9 million for the nine months ended September 30, 2025, up from $12.6 million for the nine months ended September 30, 2024. The increases in both periods are primarily due to cost increases driven by the continuation of our ReMEDy2 clinical trial, including its global expansion, progress with the Phase 2 IST in PE and the expansion of our clinical team in the prior and current year periods. These increases were partially offset in both periods by cost reductions related to manufacturing process development work performed and completed in the prior year period. We expect that our R&D expenses will moderately increase in future periods relative to recent prior periods as we continue our ReMEDy2 trial, including our global expansion and continue the expansion of our DM199 clinical development program into PE.

General and Administrative Expenses

G&A expenses were $2.6 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively. G&A expenses were $7.3 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively. These increases in both periods resulted primarily from increased non-cash share-based compensation expense and increased personnel costs incurred in conjunction with expanding our team. Increases in investor relations, patent and professional fees also contributed to the increase in both periods. We expect G&A expenses to remain steady in future periods as compared to recent prior periods.

Other Income, Net

Other income, net, was $419 thousand and $616 thousand for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decreases in both periods resulted from reduced interest income recognized during the current year period related to lower average marketable securities balances during the current year period as compared to the prior year period.

Liquidity and Capital Resources

On August 12, 2025, we entered into the 2025 Sales Agreement with TD Cowen under which the Company may, from time to time, sell common shares having an aggregate offering price of up to $100 million, through an ATM Offering program. TD Cowen will receive a commission from the Company of 2.5% of the aggregate gross proceeds of any common shares sold under the 2025 Sales Agreement. Any shares offered and sold in the ATM Offering are to be issued pursuant to the Company’s shelf registration statement on Form S-3 and the 424(b) prospectus supplement dated August 22, 2025. As of September 30, 2025, approximately $98.4 million remained available for issuance in the ATM Offering.

The following tables summarize our liquidity and capital resources as of September 30, 2025 and December 31, 2024, and our cash flows for each of the nine month periods ended September 30, 2025 and 2024, and are intended to supplement the more detailed discussion that follows (in thousands):

	September 30, 2025	December 31, 2024
Cash, cash equivalents and marketable securities	$55,318	$44,147
Total assets	57,047	46,345
Total current liabilities	5,268	5,390
Total shareholders’ equity	51,622	40,718
Working capital	50,955	39,220

	Nine Months Ended September 30,
	2025	2024
Cash Flow Data
Cash flow provided by (used in):
Operating activities	$(21,297)	$(15,642)
Investing activities	(10,187)	3,359
Financing activities	31,785	11,874
Net increase (decrease) in cash	$301	$(409)

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $55.3 million, current liabilities of $5.3 million and working capital of $51.0 million as of September 30, 2025, compared to aggregate cash, cash equivalents and marketable securities of $44.1 million, $5.4 million in current liabilities and $39.2 million in working capital as of December 31, 2024. The increases in our combined cash, cash equivalents and marketable securities and in our working capital is due to the net proceeds received from our July 2025 private placement, partially offset by net cash used to fund our current operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $21.3 million compared to $15.6 million for the nine months ended September 30, 2024. The increase in cash used in operating activities resulted primarily from the increased net loss, partially offset by changes in operating assets and liabilities during the current year period.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash used in investing activities was $10.2 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $3.4 million for the nine months ended September 30, 2024. This change resulted primarily from the investment of proceeds from the July 2025 private placement, partially offset by maturities of our marketable securities during the current year quarter.

Financing Activities

Net cash provided by financing activities was $31.8 million and 11.9 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by financing activities during each period consisted primarily of net proceeds from the sale of common shares in our July 2025 and June 2024 private placements.

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

Accordingly, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative quarterly cash flows to vary depending on our clinical activities and the timing of expenses Accordingly, and notwithstanding the completion of our July 2025 private placement in which we received net proceeds of $30.0 million, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative quarterly cash flows to vary depending on our clinical activities and the timing of expenses incurred and will increase moderately relative to recent prior quarterly periods as we expand our PE clinical development program and continue and globally expand our ReMEDy2 trial. We expect our current cash resources to be sufficient to support the expansion of our PE clinical development program, continue our ReMEDy2 trial and otherwise fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the Phase 2 PE trial, the potential further expansion of our current development programs, and other factors on our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically, we have financed our operations primarily from sales of equity securities and interest income received on funds available for investment and we expect to continue this practice for the foreseeable future. Our most recent equity financing was our July 2025 private placement in which we issued and sold an aggregate of 8,606,425 common shares pursuant to a securities purchase agreement at a purchase price of $3.50 per share to accredited investors. As a result of the offering, we received gross proceeds of $30.1 million, which resulted in net proceeds to us of approximately $30.0 million, after deducting offering expenses. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The hearing addressing our claims for damages was conducted on December 7, 2023. On February 7, 2024, the NCC issued a judgment in which the NCC found that, although all data related to the study is the rightful property of DiaMedica, there was an insufficient causal link between PRA Netherlands withholding study data and the damages claimed by us. We notified the NCC and PRA Netherlands of our intent to appeal this decision and submitted our statement of grounds for appeal on October 15, 2024. The NCC issued a decision to consolidate both appeals and evaluate them concurrently at a single hearing, which occurred on March 20, 2025. In response to the NCC ruling issued on June 24, 2025, in which the court found that ICON/PRA Netherlands was not in default under the agreement and dismissed all counter claims against DiaMedica, we reached an agreement to enter into a mutual release agreement with ICON/PRA Netherlands. On October 31, 2025, we agreed to a Settlement Agreement with Pharmaceutical Research Associates Group B.V. and PRA Health Sciences, Inc., pursuant to which DiaMedica and Pharmaceutical Research Associates Group B.V. and PRA Health Sciences, Inc. agree to settle any and all disputes, claims and liabilities that have arisen, or will arise, out of their relationship, past and present, including – but not limited to – the dispute summarized above. Additionally, DiaMedica agreed to take necessary actions to release certain data being held by a judicial custodian pursuant to the judgment of the District Court of Northern Netherlands (Groningen) within five business days of the execution of the Settlement Agreement. Based on the disposition of the claims against Pharmaceutical Research Associates Group B.V. and PRA Health Sciences, Inc. summarized above, we do not expect to provide any further updates on this matter.

From time to time, we may be subject to other various ongoing or threatened legal actions and proceedings, including those that arise in the ordinary course of business, which may include employment matters and breach of contract disputes. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. There are no material pending legal proceedings to which DiaMedica or any of its subsidiaries is a party or of which any of our property is the subject.

ITEM 1A.         RISK FACTORS

Other than as set forth below, there have been no other material changes to our risk factors from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the quarterly period ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408, respectively, of SEC Regulation S-K.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 20, 2025	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Quarterly Report on Form 10-Q for the period ended June 30, 2025

3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023

10.1	Form of Securities Purchase Agreement, dated as of July 21, 2025, by and among DiaMedica Therapeutics Inc. and the Purchasers party thereto*	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2025

10.2	Form of Registration Rights Agreement by and among DiaMedica Therapeutics Inc. and the Purchasers party thereto dated as of July 23, 2025*	Incorporated by reference to Exhibit 10.2 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 21, 2025

10.3	Amended and Restated 2021 Employment Inducement Incentive Plan date July 31, 2025 #	Filed herewith

10.4	Separation Agreement dated as of August 4, 2025 between DiaMedica USA Inc. and Lorianne Masuoka, M.D. *+#	Incorporated by reference to Exhibit 10.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 6, 2025

10.5	Employment Agreement effective as of August 11, 2025 between DiaMedica USA Inc. and Julie Krop, M.D.#	Filed herewith

10.6	Sales Agreement between DiaMedica Therapeutics Inc. and TD Securities (USA) LLC, dated August 12, 2025	Incorporated by reference to Exhibit 1.2 to DiaMedica’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 12, 2025

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three months ended September 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to the Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5

Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

* Certain exhibits and schedules have been omitted pursuant to Item 601 of Regulation S-K.  A copy of any omitted exhibit can be furnished to the Commission upon its request*

+ Certain personal information, which would constitute an unwarranted invasion of personal privacy, has been redacted from this exhibit pursuant to Item 601 of Regulation S-K.

# Management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: November 12, 2025	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)