Form 10-Q
period 2026-03-31
DiaMedica Therapeutics Inc.
filed 2026-05-06
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, there were 53,883,345 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

March 31, 2026

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

The forward-looking statements in this report are subject to risks and uncertainties and include, among other things:

●

our plans to develop, obtain U.S. Food and Drug Administration approval for the clinical study of DM199 for preeclampsia (PE) and fetal growth restriction (FGR) and ultimately to obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of PE, FGR and acute ischemic stroke (AIS);

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

●	pending and future government agency requests for additional studies and uncertainty and potential delays in obtaining results from the same;

●	the possible occurrence of future adverse events associated with or unfavorable results from current trials and their potential to adversely effect other current or future trials;

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and those described above and that may appear elsewhere in this report, including under “Part II. Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly-changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,868	$15,647
Marketable securities	46,463	44,243
Prepaid expenses and other assets	731	481
Amounts receivable	301	258
Total current assets	52,363	60,629

Non-current assets:
Deferred offering costs	400	400
Operating lease right-of-use asset, net	175	197
Property and equipment, net	142	145
Total non-current assets	717	742

Total assets	$53,080	$61,371

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,293	$1,475
Accrued liabilities	2,340	3,545
Operating lease obligation	104	101
Finance lease obligation	11	11
Total current liabilities	5,748	5,132

Non-current liabilities:
Operating lease obligation	96	124
Finance lease obligation	1	4
Total non-current liabilities	97	128

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 53,883,345 and 53,742,370 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	230,071	228,829
Accumulated other comprehensive income (loss)	(26)	50
Accumulated deficit	(182,810)	(172,768)
Total shareholders’ equity	47,235	56,111
Total liabilities and shareholders’ equity	$53,080	$61,371

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$7,987	$5,656
General and administrative	2,495	2,488
Operating loss	(10,482)	(8,144)

Other income, net	447	443

Loss before income tax expense	(10,035)	(7,701)

Income tax expense	(7)	(6)

Net loss	(10,042)	(7,707)

Other comprehensive loss
Unrealized loss on marketable securities	(76)	(18)

Net loss and comprehensive loss	$(10,118)	$(7,725)

Basic and diluted net loss per share	$(0.19)	$(0.18)
Weighted average shares outstanding – basic and diluted	53,793,490	42,843,938

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2025	53,742,370	$228,829	$50	$(172,768)	$56,111
Issuance of common shares upon the exercise of stock options	140,136	420	—	—	420
Issuance of common shares upon the vesting and settlement of restricted stock units	839	—	—	—	—
Share-based compensation expense	—	822	—	—	822
Unrealized loss on marketable securities	—	—	(76)	—	(76)
Net loss	—	—	—	(10,042)	(10,042)
Balances at March 31, 2026	53,883,345	$230,071	$(26)	$(182,810)	$47,235

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2024	42,818,660	$180,697	$23	$(140,002)	$40,718
Issuance of common shares upon the exercise of stock options	37,000	94	—	—	94
Issuance of common shares upon the vesting and settlement of restricted stock units	3,805	—	—	—	—
Share-based compensation expense	—	867	—	—	867
Unrealized loss on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(7,707)	(7,707)
Balances at March 31, 2025	42,859,465	$181,658	$5	$(147,709)	$33,954

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,042)	$(7,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	822	867
Amortization of discounts on marketable securities	(190)	(261)
Non-cash lease expense	22	20
Depreciation	11	11
Changes in operating assets and liabilities:
Amounts receivable	(43)	(17)
Prepaid expenses and other assets	(250)	(422)
Deposits	—	1,108
Accounts payable	1,818	567
Accrued liabilities and operating lease liabilities	(1,230)	(1,315)
Net cash used in operating activities	(9,082)	(7,149)

Cash flows from investing activities:
Purchase of marketable securities	(18,896)	(6,866)
Maturities of marketable securities	16,790	13,500
Purchase of property and equipment	(8)	(12)
Net cash provided by (used in) investing activities	(2,114)	6,622

Cash flows from financing activities:
Proceeds from the exercise of stock options	420	94
Principal payments on finance lease obligations	(3)	(3)
Net cash provided by financing activities	417	91

Net decrease in cash and cash equivalents	(10,779)	(436)
Cash and cash equivalents at beginning of period	15,647	3,025
Cash and cash equivalents at end of period	$4,868	$2,589

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$6

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

DiaMedica operates in a highly regulated and competitive environment. The development, manufacturing and marketing of pharmaceutical products require approval from, and are subject to ongoing oversight by, the United States Food and Drug Administration (FDA) in the United States, the European Medicines Agency (EMA) in the European Union, and comparable agencies in other countries. We are in the clinical stage of development of our lead product candidate, DM199, for the treatment of PE, FGR and AIS. We have not completed the development of any product candidate and do not generate any revenues from the commercial sale of any product candidate. Our lead product candidate, DM199, requires significant additional clinical testing and investment prior to seeking marketing approval and is not expected to be commercially available for at least three to four years, if at all.

With respect to our PE clinical program, a Phase 2 open-label, single center, single-arm, safety and pharmacodynamic, proof-of-concept, investigator-sponsored study of DM199 for the treatment of PE is currently being conducted at the Tygerberg Hospital in Cape Town, South Africa. This Phase 2 study consists of three studies (Parts 1a, 1b and 2) in PE and a single study (Part 3) in FGR as follows:

Preeclampsia (PE)

●

Part 1a: dose-escalation study evaluating single intravenous (IV) / single subcutaneous (SC) DM199 doses in late-onset PE subjects enrolled within 72 hours of delivery, including a confirmatory extension cohort of up to 12 participants at the cohort 10 dose level.

●	Part 1b: dose-expansion study evaluating continuous IV infusion in up to 30 late-onset PE subjects enrolled within 72 hours of delivery, using a dosing level identified in Part 1a.
●	Part 2: evaluation of repeated SC dosing of DM199 in early-onset PE subjects until delivery (expectant management), using three dose levels identified in Part 1a.

Fetal Growth Restriction (FGR)

●	Part 3: evaluation of a single IV and SC loading dose of DM199, followed by repeated SC dosing in FGR subjects until delivery (expectant management), using a three dose levels identified in Part 1a.

Up to 90 women with PE and potentially an additional 30 subjects with FGR may be evaluated. The first subject in Part 1a was enrolled in the fourth quarter of 2024 and interim results from Part 1a of the study were released in July 2025. The interim results (N=28 subjects) demonstrated that DM199 appears safe and well-tolerated with clinically-relevant pharmacodynamic activity with no evidence of placental transfer of DM199. Additionally, subjects in cohorts 6 through 9, the potentially therapeutic dose levels, exhibited rapid, statistically significant reductions in blood pressure with duration of effect that was sustained up to 24 hours post-infusion compared to pre-treatment baseline. The acceptance by the FDA of study data from clinical trials conducted outside the United States may be subject to certain conditions or may not be accepted at all. If the FDA does not accept such data, it would result in the need for additional participants or trials, which would be costly and time-consuming and delay regulatory approval and commercialization of our DM199 product candidate.

With respect to our AIS clinical program, we are currently conducting a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial of DM199 for the treatment of AIS, (the ReMEDy2 trial). Our ReMEDy2 trial is intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may then be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We are currently conducting the trial in the United States, Canada, the United Kingdom and the European Union. We recently commenced site initiations and enrollments in six European countries. We have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, supporting vendor management and overall program management. We continue to work closely with our contract research organizations and other supporting vendors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment. We currently estimate that the interim analysis will be completed in the fourth quarter of 2026.

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

As of March 31, 2026, we have incurred losses of $182.8 million since our inception in 2000. For the three months ended March 31, 2026, we incurred a net loss of $10.0 million and negative cash flows from operating activities of $9.1 million. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of March 31, 2026, we had combined cash, cash equivalents and marketable securities of $51.3 million, working capital of $46.6 million and shareholders’ equity of $47.2 million.

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

3.	Summary of Significant Accounting Policies

Interim financial statements

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. These condensed consolidated financial statements reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary to present fairly our condensed consolidated financial position, condensed consolidated results of operations and comprehensive loss, condensed consolidated statement of shareholders’ equity and condensed consolidated cash flows for the periods and as of the dates presented. Our fiscal year ends on December 31. The condensed consolidated balance sheet as of December 31, 2025 was derived from our audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements and the notes thereto. The nature of our business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

Segments

We operate in a single segment focusing on developing potentially transformative treatments for severe ischemic diseases. Consistent with our operational structure, our chief operating decision maker manages and allocates resources for the Company at a consolidated level. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting. Substantially all of our assets are held in the United States.

Cash and cash equivalents

We consider all bank deposits, including money market funds and other investments, purchased with an original maturity to the Company of three months or less, to be cash and cash equivalents. The carrying amount of our cash equivalents approximates fair value due to the short maturity of the investments.

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

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no material other-than-temporary unrealized losses as of March 31, 2026.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of March 31, 2026, we believe that the carrying amounts of our other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4 titled “Marketable Securities” for additional information.

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

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$38,164	$—	$38,164	$—	$39,421	$—	$39,421	$—
Corporate bonds	8,299	—	8,299	—	4,822	—	4,822	—
Total	$46,463	$—	$46,463	$—	$44,243	$—	$44,243	$—

Maturities of individual securities are less than 12 months and the amortized cost of all securities approximated fair value as of March 31, 2026 and December 31, 2025. Accrued interest receivable on marketable securities is included in amounts receivable and was $285,000 and $250,000 as of March 31, 2026 and December 31, 2025, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2026.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of insurance premiums, yearly subscriptions for services and deposits expected to be recovered during the next twelve months.

6.	Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $285,000 and $250,000 as of March 31, 2026 and December 31, 2025, respectively.

7.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer equipment	$157	$151
Furniture and equipment	128	128
Leasehold improvements	16	16
	301	295
Less accumulated depreciation	(159)	(150)
Property and equipment, net	$142	$145

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2025
Clinical trial costs	$1,399	$1,291
Compensation	741	1,380
Research and development services	130	749
Professional services fees	64	120
Other	6	5
Total accrued liabilities	$2,340	$3,545

9.	Operating Lease

Office lease

Our operating lease costs were $26,000 for each of the three-month periods ended March 31, 2026 and 2025. Our variable lease costs were $23,000 and $19,000 for the three months ended March 31, 2026 and 2025, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes, which are paid based upon actual costs incurred by the lessor.

Maturities of our operating lease obligation are as follows as of March 31, 2026 (in thousands):

2026	$87
2027	119
2028	10
Total lease payments	216
Less interest portion	(16)
Present value of operating lease obligation	200
Less current portion of operating lease	(104)
Operating lease obligation, non-current	$96

10.	Shareholders’ Equity

Authorized capital stock

DiaMedica has authorized share capital of an unlimited number of common voting shares, and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company’s annual general meeting and any extraordinary or special general meeting.

Equity issued during the three months ended March 31, 2026

During the three months ended March 31, 2026, 140,136 common shares were issued upon the exercise of stock options for gross proceeds of $420,000 and 839 common shares were issued upon the vesting and settlement of restricted stock units.

Equity issued during the three months ended March 31, 2025

During the three months ended March 31, 2025, 37,000 common shares were issued upon the exercise of stock options for gross proceeds of $94,000 and 3,805 common shares were issued upon the vesting and settlement of restricted stock units.

At-the-Market Offering Program

We are party to a Sales Agreement under which we may, from time to time, sell voting common shares having an aggregate offering price of up to $100 million, through an “at-the-market” (ATM) offering. The sales agent receives a customary commission from the Company for any common shares sold under the ATM offering. The offer and sale of any shares sold in the ATM offering is pursuant to an effective registration statement on Form S-3 and an accompanying prospectus. As of March 31, 2026 $86.2 million remained available for issuance pursuant to the ATM offering.

Shares reserved

Common shares reserved for future issuance are as follows:

March 31, 2026
Issuable upon exercise of employee and non-employee stock options	6,405,096
Issuable upon settlement of deferred stock units	190,785
Issuable upon vesting and settlement of restricted stock units	2,516
Available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	1,231,163
Available for grant under the 2021 Employment Inducement Incentive Plan	603,125
Total	8,432,685

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(10,042)	$(7,707)
Weighted average shares outstanding—basic and diluted	53,793,490	42,843,938
Basic and diluted net loss per share	$(0.19)	$(0.18)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	Three Months Ended March 31,
	2026	2025
Common shares issuable upon exercise of employee and non-employee stock options	6,405,096	5,051,342
Common shares issuable upon settlement of deferred stock units	190,785	322,057
Common shares issuable upon vesting and settlement of restricted stock units	2,516	11,410

12.         Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan)

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 7,000,000 shares. As of March 31, 2026, options to purchase an aggregate of 4,960,186 common shares were outstanding, 181,040 common shares were reserved for issuance upon settlement of DSUs and 2,516 shares were reserved for issuance upon the vesting and settlement of RSUs and 1,231,163 shares remained available for issuance.

2021 Employment Inducement Incentive Plan (2021 Inducement Plan)

The 2021 Inducement Plan permits the Board, or a committee or subcommittee thereof, to grant non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to new employees who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board and on July 31, 2025, the Board increased the number of common shares reserved for issuance under the plan to 2,000,000. As of March 31, 2026, options to purchase an aggregate of 1,150,000 common shares were outstanding under the Inducement Plan and 603,125 shares remained available for issuance.

Prior stock option plan

The Company ceased granting awards under its Amended and Restated Stock Option Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under the prior plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the prior plan have terms similar to those used under the 2019 Plan. As of March 31, 2026, options to purchase an aggregate of 294,910 common shares were outstanding.

Prior deferred stock unit plan

The Company ceased granting awards under its Deferred Share Unit Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under that plan remain outstanding in accordance with and pursuant to the terms thereof. As of March 31, 2026, there were 9,745 common shares reserved for issuance upon settlement of DSUs outstanding.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31
	2026	2025
General and administrative	$519	$678
Research and development	303	189
Total share-based compensation	$822	$867

We recognize share-based compensation for options awards based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those options that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2025	6,864,854	$4.11	$26,479
Granted	125,000	8.53
Exercised	(140,136)	3.00
Forfeitures	(377,122)	4.39
Cancellations	(67,500)	2.16
Balances at March 31, 2026	6,405,096	$4.23	$16,811

Information about stock options outstanding, vested and expected to vest as of March 31, 2026, is as follows:

	Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00 - $1.99	51,443	6.8	$1.64	46,756	6.8
$2.00 - $2.99	2,016,923	6.7	2.75	1,440,111	6.6
$3.00 - $3.99	293,107	4.8	3.53	234,984	3.9
$4.00 - $4.99	2,823,069	7.4	4.32	873,414	4.4
$5.00 - $5.99	339,287	6.4	5.12	265,850	5.7
$6.00 - $10.00	881,267	8.5	7.32	138,439	3.1
	6,405,096	7.2	$4.23	2,999,554	5.5

13.         Segment Information

An operating segment is identified as a component of an enterprise that engages in business activities about which separate discrete financial information and operating results is regularly reviewed by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is the Chief Executive Officer. The Company operates in a single operating segment focused on the development of its drug product candidate DM199 for the treatment of severe ischemic disease. The CODM manages and allocates resources to the operations of the Company on a total company basis. Further, the CODM reviews and utilizes functional expenses (i.e., research, development and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are share-based compensation, interest income, other expense, net, and income tax expense, which are reflected in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	March 31, 2026	March 31, 2025
Operating expenses, excluding share-based compensation
Research and development	$7,684	$5,467
General and administrative	1,976	1,810
Total operating expenses, excluding share-based compensation	9,660	7,277
Share-based compensation
Research and development	303	189
General and administrative	519	678
Total share-based compensation	822	867
Operating loss	(10,482)	(8,144)
Interest income	470	444
Other expense, net	(23)	(1)
Income tax expense	(7)	(6)
Segment and consolidated net loss	$(10,042)	$(7,707)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three months ended March 31, 2026 and 2025.

This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from the forward-looking statements as a result of these risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional cautionary information.

Business Overview

We are a clinical stage biopharmaceutical company focused on developing novel treatments for preeclampsia (PE), fetal growth restriction (FGR) and acute ischemic stroke (AIS). Our lead product candidate DM199 (rinvecalinase alfa; rhKLK1) is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein (serine protease enzyme) to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia, with human urinary KLK1 for the treatment of AIS and porcine KLK1 for the treatment of cardiorenal disease, including hypertension. We plan to advance DM199 through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for PE, FGR and AIS. Longer term, we plan to develop DM300, our patented recombinant human ulinastatin, a broad-spectrum serine protease inhibitor, as a potential therapy for severe acute pancreatitis.

DM199 is a recombinant form of the naturally occurring protease enzyme KLK1 (rhKLK1) and the first rhKLK1 undergoing global clinical development studies in PE, FGR and AIS. DM199 has been granted Fast Track designation from the FDA for the treatment of AIS. Naturally occurring KLK1 (extracted from human urine or porcine pancreas) has been an approved therapeutic agent in Asia for decades in the treatment of AIS and hypertension associated with cardiorenal disease. DM199 is produced using recombinant DNA technology without the need for extracted human or animal tissue sources and thereby eliminates risk of pathogen transmission.

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

Our product development pipeline is as follows:

We are developing DM199 to address substantial unmet needs. In PE and FGR, there are currently no approved agents in any global market to safely lower maternal blood pressure and/or reduce the risk of FGR. Historically, the major issue is that traditional vasodilators that are commonly used to reduce essential hypertension (e.g., beta-blockers, angiotensin converting enzyme inhibitors (ACEi)) can readily cross the placental barrier and enter into the fetal circulation and cause harm to the developing fetus. We believe that DM199 is uniquely suited to treat PE since its inherent molecular size, approximately 26 kilodaltons (KD) is typically too large to cross the placental barrier, as was demonstrated in the interim result noted below, and therefore may reduce blood pressure and enhance microcirculatory perfusion to the maternal organs and placenta without entering fetal circulation, a potentially significant safety advantage. Additionally, we believe DM199 has the potential to not only address hypertension of PE, but also to confer disease modifying outcomes for both maternal and perinatal outcomes, including FGR. In AIS, up to 80% of AIS patients are not eligible for treatment with currently approved clot-busting (thrombolytic) drugs or catheter-based clot removal procedures (mechanical thrombectomy). DM199 is intended to enhance collateral blood flow and boost neuronal survival in the ischemic penumbra by inhibiting neuronal cell death (apoptosis) and promoting neuronal remodeling and neoangiogenesis, and accordingly, offer a potential treatment option for AIS patients who otherwise have no therapeutic options.

Preeclampsia / Fetal Growth Restriction Program and Phase 2 Investigator-Sponsored Study

PE is a serious pregnancy disorder that typically develops after the 20th week of gestation, characterized by high blood pressure and damage to organ systems, often the kidneys and liver. Affecting up to 8% of pregnancies worldwide, PE can pose significant risks to both the mother and baby, including risk of stroke, placental abruption, progression to eclampsia, premature delivery, and death. Symptoms may include severe headaches, vision changes, upper abdominal pain and swelling in the hands and face. Delivery of the baby, often very prematurely, is the only available option for stopping the progression of PE. Women who have had PE have three to four times the risk of high blood pressure and double the risk for heart disease and stroke and there are currently no approved therapeutics for PE in the United States or Europe. FGR is a closely related condition of fetal undergrowth due to a poorly functioning placenta – the life support system of the unborn child. FGR is the leading cause of stillbirth. For the fetuses that survive the pregnancy, unhealthy fetal development in utero leaves a legacy of poor health echoing across the child’s lifespan. Currently, no approved treatment exists for this condition.

Our clinical development program in PE and FGR consists of five clinical studies: four from an on-going Phase 2 investigator-sponsored trial (IST) and one global Phase 2 study to be conducted in North America (United States and Canada) and the United Kingdom (UK) as follows:

●

The investigator-sponsored trial is a safety, tolerability and pharmacodynamic, proof-of-concept Phase 2 study in PE patients being conducted at the Tygerberg Hospital, Cape Town, South Africa. It consists of three studies in PE (Part 1a, dose-escalation; Part 1b, dose-expansion; and Part 2, expectant management) and a fourth study in FGR (Part 3, expectant management). Part 1a topline study results are intended to identify a suitable dose for Parts 1b, 2, and 3. Up to 90 women with PE and potentially an additional 30 subjects with FGR may be evaluated. Interim results from Part 1a of the study were released in July 2025. The interim results (N=28 subjects) demonstrate that DM199 appears safe and well-tolerated with clinically-relevant pharmacodynamic activity with no evidence of placental transfer of DM199. Additionally, subjects in cohorts 6 through 9, the potentially therapeutic dose levels, exhibited rapid, statistically significant reductions in blood pressure with duration of effect that was sustained up to 24 hours post-infusion compared to pre-treatment baseline, a durable effect extending up to 24 hours post-infusion. The acceptance by the FDA of study data from clinical trials conducted outside the United States may be subject to certain conditions or may not be accepted at all. If the FDA does not accept such data, it would result in the need for additional participants or trials, which would be costly and time-consuming and delay regulatory approval and commercialization of our DM199 product candidate.

●

We are preparing for an open-label, dose-ranging global Phase 2 study of DM199 in participants with early onset PE to be conducted in North America (United States & Canada) and the United Kingdom (UK). In March 2026 we received approval from Health Canada to initiate this Phase 2 study and we are currently finalizing plans to commence site activation by the end of this year. We anticipate filing a clinical trial application to expand this Phase 2 study to include sites in the UK in the second quarter of 2026. Regarding the status of this clinical program in the United States, in the fourth quarter of 2025, we participated in a productive, in-person pre-investigational new drug (IND) meeting with the FDA to discuss the planned Phase 2 study, at which the FDA requested an additional non-clinical, 10-day modified embryo-fetal development and pre- and postnatal development (ePPND) study in a rabbit model. Preliminary results of the rabbit study suggest that the animals developed an antibody response to DM199, a humanized recombinant protein, preventing us from completing the requested ePPND study in the rabbit model. We have proposed performing the ePPND study in

AIS Program and Phase 2/3 ReMEDy2 Trial

Our clinical program in AIS centers on our ReMEDy2 clinical trial (NCT05065216) of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We are currently conducting the trial in the United States, Canada, the United Kingdom and the European Union. We recently commenced site initiations and enrollments in six European countries. As previously disclosed, we have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events and circumstances surrounding the previous clinical hold; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to current and potential study sites to understand the specific issues at each study site. In an effort to mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, supporting vendor management and overall program management. We continue to work closely with our contract research organizations and other supporting vendors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment. We currently estimate that the interim analysis will be completed in the fourth quarter of 2026.

Financial Overview

We do not have commercial approval to market any product, nor have we ever had such approval. We have financed our operations principally by the public and private sales of equity securities. We have received additional capital from the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred a net loss in each year since our inception. Our net losses were $10.0 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $182.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development (R&D) activities and general and administrative (G&A) support costs associated with our operations.

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

While we expect our rate of future negative operating cash flows per quarter will generally increase moderately relative to recent prior quarterly periods as we continue our clinical development programs in PE, FGR and AIS, we expect our current cash resources will be sufficient to allow us to fund our planned operations for at least the next 12 months from the date of issuance of the condensed consolidated financial statements included in this report. However, the amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including the current Phase 2 PE trial, our current ReMEDy2 trial and in particular the rate of site activation and participant enrollment in the study, the potential further expansion of our current development programs and other factors. We may require or otherwise seek significant additional funds earlier than we currently expect. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our unaudited results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$7,987	$5,656
General and administrative expenses	2,495	2,488
Other income, net	(447)	(443)

Research and Development Expenses

R&D expenses increased to $8.0 million for the three months ended March 31, 2026, up from $5.7 million for the three months ended March 31, 2025. The increase is due primarily to the increased costs resulting from the continuation of our ReMEDy2 clinical trial and its global expansion; the expansion of our clinical team; and costs related to additional reproductive toxicity testing being performed in support of our PE program in the United States. These increases were partially offset by net cost reductions in manufacturing development activity related to work performed and completed in the prior year period. We expect that our R&D expenses will moderately increase in future periods relative to recent prior periods as we continue our ReMEDy2 trial, including our global expansion, and continue to advance our DM199 clinical development program into PE and FGR.

General and Administrative Expenses

G&A expenses were $2.5 million for each of the three-month periods ended March 31, 2026 and 2025, respectively. While small changes occurred within a number of expense categories, the differences were not material individually or in the aggregate, and the overall net changes offset each other. We expect G&A expenses to remain relatively consistent in future periods as compared to recent prior periods.

Other Income, Net

Other income, net, was $447 thousand for the three months ended March 31, 2026 compared to $443 thousand for the three months ended March 31, 2025.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of March 31, 2026 and December 31, 2025, and our cash flows for each of the three-month periods ended March 31, 2026 and 2025, and are intended to supplement the more detailed discussion that follows (in thousands):

	March 31, 2026	December 31, 2025
Cash, cash equivalents and marketable securities	$51,331	$59,890
Total assets	53,080	61,371
Total current liabilities	5,748	5,132
Total shareholders’ equity	47,235	56,111
Working capital	46,615	55,497

	Three Months Ended March 31,
Cash Flow Data	2026	2025
Cash flow provided by (used in):
Operating activities	$(9,082)	$(7,149)
Investing activities	(2,114)	6,622
Financing activities	417	91
Net decrease in cash and cash equivalents	$(10,779)	$(436)

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $51.3 million, current liabilities of $5.7 million and working capital of $46.6 million as of March 31, 2026, compared to aggregate cash, cash equivalents and marketable securities of $59.9 million, $5.1 million in current liabilities and $55.5 million in working capital as of December 31, 2025. The decreases in cash, cash equivalents and marketable securities and in working capital are due primarily to the increased net loss, partially offset by changes in operating assets and liabilities during the current year period.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $9.1 million compared to $7.1 million for the three months ended March 31, 2025. The increase in cash used in operating activities resulted primarily from the increased net loss, partially offset by changes in operating assets and liabilities during the current year period.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash used in investing activities was $2.1 million for the three months ended March 31, 2026 compared to net cash provided by investing activities of $6.6 million for the three months ended March 31, 2025. This change resulted primarily from the timing of maturities and investments in marketable securities.

Financing Activities

Net cash provided by financing activities was $417 thousand and $91 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively. This change resulted primarily from an increase in the level of exercise of stock options during the current year period.

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least two to three years. We do not know when or if we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We will not generate any revenue from product sales unless and until we obtain required regulatory approvals. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to moderately increase as compared to recent prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate, including, in particular, the expansion of our PE clinical development program and the continuation and global expansion of our ReMEDy2 trial. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any other product candidate, and if we are unable to secure the assistance of, or out-license to, a strategic partner, we expect to incur significant commercialization expenses for product marketing, sales, manufacturing and distribution.

Accordingly, and notwithstanding the sale of common shares during 2025, in which we received net proceeds of approximately $43.3 million, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative quarterly cash flows will vary depending on our clinical activities and the timing of expenses incurred and will increase moderately relative to recent prior periods as we initiate our global Phase 2 PE trial in early-onset patients and continue our ReMEDy2 trial. We expect our current cash resources to be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements included in this report. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the initiation of our global Phase 2 PE trial, the potential further expansion of our current development programs and other factors on our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable.

Historically, we have financed our operations primarily from the public and private sale of equity securities. We have received additional capital from the exercise of warrants and stock options, interest income on funds available for investment and government grants. Our most recent equity financing was our July 2025 private placement in which we issued and sold an aggregate of 8,606,425 common shares pursuant to a securities purchase agreement at a purchase price of $3.50 per share to accredited investors. As a result of the offering, we received net proceeds of $30.0 million, after deducting offering expenses. Additionally, we sold 1,724,472 common shares under our at-the-market offering for net proceeds of $13.3 million. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data is not positive or economic and market conditions deteriorate.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed by us in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risk factors included our Annual Report continue to apply to us and describe risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the quarterly period ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408, respectively, of SEC Regulation S-K.

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

101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three months ended March 31, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to the Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5

Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: May 6, 2026	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)