Form 10-Q
period 2026-06-30
DiaMedica Therapeutics Inc.
filed 2026-08-10
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were 53,925,697 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

June 30, 2026

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

The forward-looking statements in this report are subject to risks and uncertainties and include, among other things:

●	our plans to obtain U.S. Food and Drug Administration approval for the clinical study of DM199 for preeclampsia (PE) and fetal growth restriction (FGR) and ultimately to obtain regulatory approval for and commercialize our DM199 product candidate for the treatment of PE, FGR and acute ischemic stroke (AIS);

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

●	pending and future government agency requests for additional studies and uncertainty and potential delays in obtaining results from the same;

●	the possible occurrence of future adverse events associated with or unfavorable results from current trials and their potential to adversely affect other current or future trials;

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and those described above and that may appear elsewhere in this report, including under “Part II. Item 1A. Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, including the securities laws of the United States, we do not intend to update any forward-looking statements to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,129	$15,647
Marketable securities	38,375	44,243
Prepaid expenses and other assets	567	481
Amounts receivable	244	258
Total current assets	44,315	60,629

Non-current assets:
Deferred offering costs	400	400
Operating lease right-of-use asset, net	153	197
Property and equipment, net	133	145
Total non-current assets	686	742

Total assets	$45,001	$61,371

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,812	$1,475
Accrued liabilities	3,666	3,545
Operating lease obligation	107	101
Finance lease obligation	9	11
Total current liabilities	6,594	5,132

Non-current liabilities:
Operating lease obligation	69	124
Finance lease obligation	—	4
Total non-current liabilities	69	128

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 53,925,697 and 53,742,370 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	231,324	228,829
Accumulated other comprehensive income (loss)	(37)	50
Accumulated deficit	(192,949)	(172,768)
Total shareholders’ equity	38,338	56,111
Total liabilities and shareholders’ equity	$45,001	$61,371

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$8,153	$5,822	$16,140	$11,478
General and administrative	2,345	2,185	4,840	4,673
Operating loss	(10,498)	(8,007)	(20,980)	(16,151)

Other income, net	366	314	813	757

Loss before income tax expense	(10,132)	(7,693)	(20,167)	(15,394)

Income tax expense	(7)	(6)	(14)	(12)

Net loss	(10,139)	(7,699)	(20,181)	(15,406)

Other comprehensive loss
Unrealized loss on marketable securities	(11)	(19)	(87)	(37)

Net loss and comprehensive loss	$(10,150)	$(7,718)	$(20,268)	$(15,443)

Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.38)	$(0.36)
Weighted average shares outstanding – basic and diluted	53,894,295	42,957,619	53,844,171	42,901,093

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2025	53,742,370	$228,829	$50	$(172,768)	$56,111
Issuance of common shares upon the exercise of stock options	140,136	420	—	—	420
Issuance of common shares upon the vesting and settlement of restricted stock units	839	—	—	—	—
Share-based compensation expense	—	822	—	—	822
Unrealized loss on marketable securities	—	—	(76)	—	(76)
Net loss	—	—	—	(10,042)	(10,042)
Balances at March 31, 2026	53,883,345	$230,071	$(26)	$(182,810)	$47,235
Issuance of common shares upon the exercise of stock options	41,513	135	—	—	135
Issuance of common shares upon the vesting and settlement of restricted stock units	839	—	—	—	—
Share-based compensation expense	—	1,118	—	—	1,118
Unrealized loss on marketable securities	—	—	(11)	—	(11)
Net loss	—	—	—	(10,139)	(10,139)
Balances at June 30, 2026	53,925,697	$231,324	$(37)	$(192,949)	$38,338

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2024	42,818,660	$180,697	$23	$(140,002)	$40,718
Issuance of common shares upon the vesting and settlement of restricted stock units	3,805	—	—	—	—
Issuance of common shares upon the exercise of stock options	37,000	94	—	—	94
Share-based compensation expense	—	867	—	—	867
Unrealized loss on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(7,707)	(7,707)
Balances at March 31, 2025	42,859,465	$181,658	$5	$(147,709)	$33,954
Issuance of common shares in settlement of deferred stock units	142,345	—	—	—	—
Issuance of common shares upon the vesting and settlement of restricted stock units	3,803	—	—	—	—
Issuance of common shares upon the exercise of stock options	66,875	163	—	—	163
Share-based compensation expense	—	771	—	—	771
Unrealized loss on marketable securities	—	—	(19)	—	(19)
Net loss	—	—	—	(7,699)	(7,699)
Balances at June 30, 2025	43,072,488	$182,592	$(14)	$(155,408)	$27,170

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,181)	$(15,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,940	1,638
Amortization of discounts on marketable securities	(359)	(441)
Non-cash lease expense	44	40
Depreciation	23	14
Changes in operating assets and liabilities:
Amounts receivable	14	75
Prepaid expenses and other assets	(86)	(453)
Deposits	—	1,108
Accounts payable	1,337	321
Accrued liabilities and operating lease liabilities	72	(1,643)
Net cash used in operating activities	(17,196)	(14,747)

Cash flows from investing activities:
Purchase of marketable securities	(23,650)	(16,370)
Maturities and sales of marketable securities	29,790	31,967
Purchases of property and equipment	(11)	(18)
Net cash provided by investing activities	6,129	15,579

Cash flows from financing activities:
Proceeds from the exercise of common stock options	555	257
Principal payments on finance lease obligation	(6)	(5)
Net cash provided by financing activities	549	252

Net increase (decrease) in cash and cash equivalents	(10,518)	1,084
Cash and cash equivalents at beginning of period	15,647	3,025
Cash and cash equivalents at end of period	$5,129	$4,109

Supplemental disclosure of non-cash transactions:
Cash paid for income taxes	$13	$12

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Business

DiaMedica Therapeutics Inc. and its wholly owned subsidiaries, DiaMedica USA Inc. and DiaMedica Australia Pty Ltd. (collectively, we, us, our, DiaMedica and the Company), is a clinical stage biopharmaceutical company focused on developing novel treatments for preeclampsia (PE), fetal growth restriction (FGR) and acute ischemic stroke (AIS). DiaMedica’s lead product candidate, DM199, is the first pharmaceutically active, and clinically studied, recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein, an established therapeutic modality in Asia for the treatment of preeclampsia, acute ischemic stroke and other vascular diseases. Our common shares are publicly traded on The Nasdaq Capital Market under the symbol “DMAC.”

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

With respect to our PE clinical program, a Phase 2 open-label, single center, single-arm, safety and pharmacodynamic, proof-of-concept, investigator-sponsored trial (IST) of DM199 for the treatment of PE is currently being conducted at the Tygerberg Hospital in Cape Town, South Africa. This Phase 2 trial consists of three studies (Parts 1a, 1b and 2) in PE and a single study (Part 3) in FGR as follows:

Preeclampsia (PE)

●

Part 1a: dose-escalation study evaluating single intravenous (IV) / single subcutaneous (SC) DM199 doses in late-onset PE subjects enrolled within 72 hours of delivery, including a confirmatory extension cohort of up to 12 participants at the cohort 10 dose level, which was completed in June 2026.

●	Part 1b: dose-expansion study evaluating continuous IV infusion in up to 30 late-onset PE subjects enrolled within 72 hours of delivery, using a dosing level identified in Part 1a; initial enrollment expected in September or October 2026.
●	Part 2: evaluation of repeated SC dosing of DM199 in early-onset PE subjects until delivery (expectant management), using three dose levels identified in Part 1a; initial enrollment expected in September or October 2026.

Fetal Growth Restriction (FGR)

●	Part 3: evaluation of a single IV and SC loading dose of DM199, followed by repeated SC dosing in FGR subjects until delivery (expectant management), using three dose levels identified in Part 1a; enrollment commenced in June 2026 and the first cohort of six participants has been enrolled.

Up to 90 women with PE and potentially an additional 30 subjects with FGR may be evaluated. Interim results from cohorts 1 through 9 (N=28) of Part 1a of the study were released in July 2025 and additional data from the extension cohort was released in August 2026. The interim results demonstrated that DM199 appears safe and well-tolerated with clinically-relevant pharmacodynamic activity with no evidence of placental transfer of DM199. In the combined final, highest-dose cohorts, which consisted of 15 PE subjects, three from the initial dose escalation phase and 12 additional subjects enrolled in the extension cohort, DM199 produced clinically meaningful and statistically significant, sustained reductions in maternal blood pressure at the pre-specified time point of five minutes after completion of the IV infusion. Systolic blood pressure (SBP) was maintained below 160 mmHg at all measured time points over 24 hours. Detailed Part 1a results, including pharmacokinetic and pharmacodynamic analyses, are expected to be presented at an upcoming medical conference and submitted for publication. The acceptance by the FDA of study data from clinical trials conducted outside the United States, including this IST, may be subject to certain conditions or may not be accepted at all. If the FDA does not accept such data, it would result in the need for additional participants or trials, which would be costly and time-consuming and delay regulatory approval and commercialization of our DM199 product candidate.

With respect to our AIS clinical program, we are currently conducting a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial of DM199 for the treatment of AIS, (the ReMEDy2 trial). Our ReMEDy2 trial is intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may then be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We are currently conducting the trial in the United States, Canada, the United Kingdom and the European Union. Earlier this year, we commenced site initiations and enrollments in six European countries. We have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding prior clinically significant hypotension events; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to our study sites to understand the specific issues at each study site. To mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, supporting vendor management and overall program management. We continue to work closely with our contract research organizations and other supporting vendors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment. As we approach enrollment of the 200th participant, we estimate that the interim analysis will be completed in the first quarter of 2027.

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

As of June 30, 2026, we have incurred losses of $192.9 million since our inception in 2000. For the six months ended June 30, 2026, we incurred a net loss of $20.2 million and negative cash flows from operating activities of $17.2 million. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of June 30, 2026, we had combined cash, cash equivalents and marketable securities of $43.5 million, working capital of $37.7 million and shareholders’ equity of $38.3 million.

Our principal source of cash has been net proceeds from the issuance of equity securities. Although we have previously been successful in obtaining financing through equity securities offerings, there is no assurance that we will be able to do so in the future. This is particularly true if our clinical data are not positive or if economic and market conditions deteriorate.

We expect that we will need substantial additional capital to further our research and development activities and complete the required clinical studies, regulatory activities and manufacturing development for our product candidate, DM199, or any future product candidates, to a point where they may be licensed or commercially sold. We expect our current cash, cash equivalents and marketable securities to be sufficient to fund our planned operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. The amount and timing of our future funding requirements will depend on many factors, including, but not limited to, timing and results of our ongoing development efforts; our current ReMEDy2 trial and the rate of site activation and participant enrollment in the study; the Phase 2 PE trial; the potential expansion of our current development programs; and other factors on our clinical trials and our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising capital are favorable.

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

Segments

We operate in a single segment focusing on developing potentially transformative treatments for severe ischemic diseases. Consistent with our operational structure, our chief operating decision maker manages and allocates resources for the Company at a consolidated level. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting. Substantially all of our tangible assets are held in the United States.

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

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no material other-than-temporary unrealized losses as of June 30, 2026.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of June 30, 2026, we believe that the carrying amounts of our other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 4 titled “Marketable Securities” for additional information.

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

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	June 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$32,063	$—	$32,063	$—	$39,421	$—	$39,421	$—
Commercial paper and corporate bonds	6,312	—	6,312	—	4,822	—	4,822	—
Total	$38,375	$—	$38,375	$—	$44,243	$—	$44,243	$—

Maturities of individual securities are less than 12 months and the amortized cost of all securities approximated fair value as of June 30, 2026 and December 31, 2025. Accrued interest receivable on marketable securities is included in amounts receivable and was $236,000 and $250,000 as of June 30, 2026 and December 31, 2025, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2026.

5.	Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of insurance premiums, yearly subscriptions for services and deposits expected to be recovered during the next twelve months.

6.	Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $236,000 and $250,000 as of June 30, 2026 and December 31, 2025, respectively.

7.	Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer equipment	$153	$151
Furniture and equipment	128	128
Leasehold improvements	16	16
	297	295
Less accumulated depreciation	(164)	(150)
Property and equipment, net	$133	$145

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical trial costs	$1,823	$1,291
Compensation	1,205	1,380
Research and development services	467	749
Professional services fees	165	120
Other	6	5
Total accrued liabilities	$3,666	$3,545

9.	Operating Lease

Office lease

Our operating lease costs were $52,000 for each of the six-month periods ended June 30, 2026 and 2025. Our variable lease costs were $47,000 and $43,000 for the six months ended June 30, 2026 and 2025, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Future minimum operating lease obligations as of June 30, 2026 are (in thousands):

2026	$59
2027	119
2028	10
Total lease payments	188
Less interest portion	(12)
Present value of operating lease obligation	176
Less current portion of operating lease	(107)
Operating lease obligation, non-current	$69

10.	Shareholders’ Equity

Authorized capital stock

DiaMedica has authorized share capital of an unlimited number of common voting shares, and the shares do not have a stated par value. Common shareholders are entitled to receive dividends as declared by the Company, if any, and are entitled to one vote per share at the Company’s annual general meeting and any extraordinary or special general meeting.

Equity issued during the six months ended June 30, 2026

During the six months ended June 30, 2026, 181,649 common shares were issued upon the exercise of stock options for gross proceeds of $555,000 and 1,678 common shares were issued upon the vesting and settlement of restricted stock units.

Equity issued during the six months ended June 30, 2025

During the six months ended June 30, 2025, 103,875 common shares were issued upon the exercise of stock options for gross proceeds of $257,000, 142,345 shares were issued upon the settlement of deferred share units and 7,608 common shares were issued upon the vesting and settlement of restricted stock units.

At-the-Market Offering Program

We are party to a Sales Agreement under which we may, from time to time, sell voting common shares having an aggregate offering price of up to $100 million, through an “at-the-market” (ATM) offering. The sales agent receives a customary commission from the Company for any common shares sold under the ATM offering. The offer and sale of any shares sold in the ATM offering is pursuant to an effective registration statement on Form S-3 and an accompanying prospectus. As of June 3, 2026, $86.2 million remained available for issuance pursuant to the ATM offering.

Shares reserved

Common shares reserved for future issuance are as follows:

June 30, 2026
Issuable upon exercise of employee and non-employee stock options	8,180,495
Issuable upon settlement of deferred stock units	190,785
Issuable upon vesting and settlement of restricted stock units	1,677
Available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	2,989,251
Available for grant under the 2021 Employment Inducement Incentive Plan	528,125
Total	11,890,333

11.	Net Loss Per Share

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(10,139)	$(7,699)	$(20,181)	$(15,406)
Weighted average shares outstanding—basic and diluted	53,894,295	42,957,619	53,844,171	42,901,093
Basic and diluted net loss per share	$(0.19)	$(0.18)	$(0.38)	$(0.36)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	For the Three- and Six-Month Periods Ended June 30,
	2026	2025
Common shares issuable upon exercise of employee and non-employee stock options	8,180,495	6,685,604
Common shares issuable upon settlement of deferred stock units	190,785	174,515
Common shares issuable upon vesting and settlement of restricted stock units	1,677	7,607

12.	Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan)

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 10,500,000 shares. As of June 30, 2026, options to purchase an aggregate of 6,660,585 common shares were outstanding, 181,040 common shares were reserved for issuance upon settlement of DSUs and 1,677 shares were reserved for issuance upon the vesting and settlement of RSUs and 2,989,251 shares remained available for issuance.

2021 Employment Inducement Incentive Plan (2021 Inducement Plan)

The 2021 Inducement Plan permits the Board, or a committee or subcommittee thereof, to grant non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to new employees who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board and on July 31, 2025, the Board increased the number of common shares reserved for issuance under the plan to 2,000,000. As of June 30, 2026, options to purchase an aggregate of 1,225,000 common shares were outstanding under the Inducement Plan and 528,125 shares remained available for issuance.

Prior stock option plan

The Company ceased granting awards under its Amended and Restated Stock Option Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under the prior plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the prior plan have terms similar to those used under the 2019 Plan. As of June 30, 2026, options to purchase an aggregate of 294,910 common shares were outstanding.

Prior deferred stock unit plan

The Company ceased granting awards under its Deferred Share Unit Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under that plan remain outstanding in accordance with and pursuant to the terms thereof. As of June 30, 2026, there were 9,745 common shares reserved for issuance upon settlement of DSUs outstanding.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$606	$538	$1,125	$1,216
Research and development	512	233	815	422
Total share-based compensation	$1,118	$771	$1,940	$1,638

We recognize share-based compensation for options awards based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those options that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2025	6,864,854	$4.11	$26,479
Granted	2,029,249	6.03
Forfeitures	(464,459)	4.25
Exercised	(181,649)	3.06
Expired	(67,500)	2.11
Balances at June 30, 2026	8,180,495	$4.61	$20,260

Information about stock options outstanding, vested and expected to vest as of June 30, 2026, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	51,443	6.6	$1.64	48,318	6.6
$2.00	-	$2.99	2,016,923	6.4	2.75	1,537,218	6.4
$3.00	-	$3.99	223,107	3.5	3.67	206,233	3.1
$4.00	-	$4.99	2,764,219	7.1	4.33	1,229,019	5.4
$5.00	-	$5.99	2,168,536	8.3	5.72	272,101	5.5
$6.00	-	$10.00	956,267	8.4	7.24	143,792	3.1
			8,180,495	7.3	$4.61	3,436,681	5.6

13.	Segment Information

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

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses, excluding share-based compensation
Research and development	$7,641	$5,589	$15,325	$11,056
General and administrative	1,739	1,647	3,715	3,457
Total operating expenses, excluding share-based compensation	9,380	7,236	19,040	14,513
Share-based compensation
Research and development	512	233	815	422
General and administrative	606	538	1,125	1,216
Total share-based compensation	1,118	771	1,940	1,638
Operating loss	(10,498)	(8,007)	(20,980)	(16,151)
Interest income	385	313	855	757
Other income (expense), net	(19)	1	(42)	—
Income tax expense	(7)	(6)	(14)	(12)
Segment and consolidated net loss	$(10,139)	$(7,699)	$(20,181)	$(15,406)

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three- and six month-periods ended June 30, 2026 and 2025.

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

Business Overview

We are a clinical stage biopharmaceutical company focused on developing novel treatments for preeclampsia (PE), fetal growth restriction (FGR) and acute ischemic stroke (AIS). Our lead product candidate DM199 (rinvecalinase alfa; rhKLK1) is the first pharmaceutically active recombinant (synthetic) form of the human tissue kallikrein-1 (KLK1) protein (serine protease enzyme) to be clinically studied in patients. KLK1 is an established therapeutic modality in Asia for the treatment of AIS, PE and other cardiovascular diseases. We plan to advance DM199 through required clinical trials to create shareholder value by establishing its clinical and commercial potential as a therapy for PE, FGR and AIS. Longer term, we plan to develop DM300, our patented recombinant human ulinastatin, a broad-spectrum serine protease inhibitor, as a potential therapy for severe acute pancreatitis.

DM199 is a recombinant form of the naturally occurring protease enzyme KLK1 (rhKLK1) and the first rhKLK1 undergoing global clinical development studies in PE, FGR and AIS. DM199 has been granted Fast Track designation from the United States Food and Drug Administration (FDA) for the treatment of AIS. Naturally occurring KLK1 (extracted from human urine or porcine pancreas) has been an approved therapeutic agent in Asia for decades in the treatment of AIS and hypertension associated with cardiorenal disease. DM199 is produced using recombinant DNA technology without the need for extracted human or animal tissue sources and thereby eliminates risk of pathogen transmission.

KLK1 is a serine protease enzyme that plays an important role in the regulation of diverse physiological processes via a molecular mechanism believed to enhance endothelial health, microcirculatory blood flow and tissue perfusion by increasing production of nitric oxide, prostacyclin and endothelium-derived hyperpolarizing factor. In PE and FGR, DM199 is intended to lower blood pressure, enhance endothelial health and improve perfusion to maternal organs and the placenta, potentially disease modifying results that improve both maternal and perinatal outcomes. In the case of AIS, DM199 is intended to enhance blood flow and boost neuronal survival in the ischemic penumbra by dilating arterioles surrounding the site of the vascular occlusion and inhibiting apoptosis (neuronal cell death) while also facilitating neuronal remodeling through the promotion of angiogenesis.

Our product development pipeline is as follows:

* Investigator-Sponsored Trial

We are developing DM199 to address substantial unmet needs. In PE and FGR, there are currently no approved agents in any global market to safely lower maternal blood pressure and/or reduce the risk of FGR. Historically, the major issue is that traditional vasodilators that are commonly used to reduce essential hypertension (e.g., beta-blockers, angiotensin converting enzyme inhibitors (ACEi)) can readily cross the placental barrier and enter into the fetal circulation and cause harm to the developing fetus. We believe that DM199 is uniquely suited to treat PE since its inherent molecular size, approximately 26 kilodaltons (KD) is typically too large to cross the placental barrier, as was demonstrated in the interim results noted below, and therefore may reduce blood pressure and enhance microcirculatory perfusion to the maternal organs and placenta without entering fetal circulation, a potentially significant safety advantage. Additionally, we believe DM199 has the potential to not only address hypertension of PE, but also to confer disease modifying outcomes for both maternal and perinatal outcomes, including FGR. In AIS, up to 80% of AIS patients are not eligible for treatment with currently approved clot-busting (thrombolytic) drugs or catheter-based clot removal procedures (mechanical thrombectomy). DM199 is intended to enhance collateral blood flow and boost neuronal survival in the ischemic penumbra by inhibiting neuronal cell death (apoptosis) and promoting neuronal remodeling and neoangiogenesis, and accordingly, offer a potential treatment option for AIS patients who otherwise have no therapeutic options.

Preeclampsia / Fetal Growth Restriction Program and Phase 2 Investigator-Sponsored Trial

PE is a serious pregnancy disorder that typically develops after the 20th week of gestation, characterized by high blood pressure and damage to organ systems, often the kidneys and liver. Affecting up to 8% of pregnancies worldwide, PE can pose significant risks to both the mother and baby, including risk of stroke, placental abruption, progression to eclampsia, premature delivery, and death. Symptoms may include severe headaches, vision changes, upper abdominal pain and swelling in the hands and face. Delivery of the baby, often very prematurely, is the only available option for stopping the progression of PE. Women who have had PE have three to four times the risk of high blood pressure and double the risk for heart disease and stroke and there are currently no approved therapeutics for PE in the United States or Europe. FGR is a closely related condition of fetal undergrowth due to a poorly functioning placenta – the life support system of the unborn child. FGR is the leading cause of stillbirth. For the fetuses that survive the pregnancy, unhealthy fetal development in utero leaves a legacy of poor health echoing across the child’s lifespan. Currently, no approved treatment exists for this condition in any marketed territory (US, Europe, Asia).

Our clinical development program in PE and FGR consists of five clinical studies: four from an on-going Phase 2 investigator-sponsored trial (IST) and one global Phase 2 trial to be conducted in North America (United States and Canada) and the United Kingdom (UK) as follows:

●	The investigator-sponsored trial is a safety, tolerability and pharmacodynamic, proof-of-concept Phase 2 trial in PE patients being conducted at the Tygerberg Hospital, Cape Town, South Africa. It consists of three studies in PE (Part 1a, dose-escalation; Part 1b, dose-expansion; and Part 2, expectant management) and a fourth study in FGR (Part 3, expectant management) in which enrollment commenced in June 2026. Part 1a study results were used to identify dosing levels for Parts 1b, 2, and 3. Up to 90 women with PE and potentially an additional 30 subjects with FGR may be evaluated. Interim results from cohorts 1 through 9 (N=28) of Part 1a of the study were released in July 2025 and additional data from the extension cohort was released in August 2026. The interim results demonstrated that DM199 appears safe and well-tolerated with clinically-relevant pharmacodynamic activity with no evidence of placental transfer of DM199. In the combined final, highest-dose cohorts, which consisted of 15 PE subjects, three from the initial dose escalation phase and 12 additional subjects enrolled in the extension cohort, DM199 produced clinically meaningful and statistically significant, sustained reductions in maternal blood pressure at the pre-specified time point of five minutes after completion of the IV infusion. Systolic blood pressure (SBP) was maintained below 160 mmHg at all measured time points over 24 hours. Detailed Part 1a results, including pharmacokinetic and pharmacodynamic analyses, are expected to be presented at an upcoming medical conference and submitted for publication. The acceptance by the FDA of study data from clinical trials conducted outside the United States, including this IST, may be subject to certain conditions or may not be accepted at all. If the FDA does not accept such data, it would result in the need for additional participants or trials, which would be costly and time-consuming and delay regulatory approval and commercialization of our DM199 product candidate.

●	We are preparing for an open-label, dose range finding global Phase 2 trial of DM199 in participants with early onset PE to be conducted in North America (United States & Canada) and the United Kingdom (UK). In March 2026 we received approval from Health Canada to initiate this Phase 2 trial and we are currently finalizing plans to commence site activation by the end of this year. We are also preparing to expand this Phase 2 trial to include sites in the UK and the United States. Regarding the status of this clinical program in the United States, in the fourth quarter of 2025, we participated in a productive, in-person pre-investigational new drug (IND) meeting with the FDA to discuss the planned Phase 2 trial, at which the FDA requested an additional non-clinical, 10-day modified embryo-fetal development and pre- and post-natal development (ePPND) study in a rabbit model. Preliminary results of the rabbit study suggested that the animals developed an antibody response to DM199, a humanized recombinant protein, preventing us from completing the requested ePPND study in the rabbit model. We proposed to FDA performing the ePPND study in a second rodent model. In June 2026, we announced that the FDA provided written feedback regarding the need for additional nonclinical reproductive toxicity data to support continued development of DM199 for the treatment of PE. We believe, based on the FDA’s feedback, that the previously completed rat reproductive toxicity study may be acceptable to support a U.S. investigational new drug (IND) application, provided that we can demonstrate sufficient evidence of DM199 exposure and enzymatic activity throughout the previous completed rat study, as well as adequate pharmacologic effect in rats to support their use as an appropriate toxicology species. To address the FDA’s request, we have initiated a pharmacokinetic (PK) (drug exposure) and pharmacologic activity study of DM199 in rats, expected to complete in October 2026, and is summarizing the recently completed study data intended to support the pharmacodynamic activity of DM199 in this species. Upon completion of the rat PK study, we plan to submit the requested information to FDA for review.

AIS Program and Phase 2/3 ReMEDy2 Trial

Our clinical program in AIS centers on our ReMEDy2 clinical trial (NCT05065216) of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes an interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial. Based on the results of the interim analysis, the study may be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We are currently conducting the trial in the United States, Canada, the United Kingdom and the European Union. We recently commenced site initiations and enrollments in six European countries, and as of August 1, 2026, enrollment has reached 85% of the participants required for the interim analysis. As previously disclosed, we have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to our study sites to understand the specific issues at each study site. To mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, supporting vendor management and overall program management. We continue to work closely with our contract research organizations and other supporting vendors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activations and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment. As we approach enrollment of the 200th participant, we estimate that the interim analysis will be completed in the first quarter of 2027.

Financial Overview

We do not have commercial approval to market any product, nor have we ever had such approval. We have financed our operations principally by the public and private sales of equity securities. We have received additional capital from the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred a net loss in each year since our inception. Our net losses were $20.2 million and $15.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $192.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development (R&D) activities and general and administrative (G&A) support costs associated with our operations.

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

Results of Operations

Comparison of the Three- and Six-Month Periods Ended June 30, 2026 and 2025

The following table summarizes our unaudited results of operations for the three- and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$8,153	$5,822	$16,140	$11,478
General and administrative expenses	2,345	2,185	4,840	4,673
Other income, net	$(366)	$(314)	$(813)	$(757)

Research and Development Expenses

R&D expenses increased to $8.2 million for the three months ended June 30, 2026, up from $5.8 million for the three months ended June 30, 2025. R&D expenses increased to $16.1 million for the six months ended June 30, 2026, up from $11.5 million for the six months ended June 30, 2025. The increases are primarily due to cost increases driven by the expansion of our clinical team, our ongoing ReMEDy2 clinical trial, including our global expansion; costs related to additional reproductive toxicity testing being performed in support of our PE program in the United States, increased manufacturing development activity and increases in non-cash share-based compensation. We expect that our R&D expenses will moderately increase in future periods relative to recent prior periods as we continue our ReMEDy2 trial, including our global expansion and continue the expansion of our DM199 clinical development program into PE.

General and Administrative Expenses

G&A expenses were $2.3 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively. G&A expenses were $4.8 million and $4.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase for the three-month period was driven primarily by increased non-cash share-based compensation and professional fees. The increase for the six-month period resulted primarily from increased personnel costs incurred in conjunction with expanding our team, partially offset by a reduction in current-year legal and other professional fees. We expect G&A expenses to remain steady in future periods as compared to recent prior periods.

Other Income, Net

Other income, net, was $366 thousand and $314 thousand for the three months ended June 30, 2026 and 2025, respectively, and $813 thousand and $757 thousand for the six months ended June 30, 2026 and 2025, respectively. The increases were driven by increased interest income recognized during the current year periods.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of June 30, 2026 and December 31, 2025, and our cash flows for each of the six-month periods ended June 30, 2026 and 2025, and are intended to supplement the more detailed discussion that follows (in thousands):

	June 30, 2026	December 31, 2025
Cash, cash equivalents and marketable securities	$43,504	$59,890
Total assets	45,001	61,371
Total current liabilities	6,594	5,132
Total shareholders’ equity	38,338	56,111
Working capital	37,721	55,497

	Six Months Ended June 30,
	2026	2025
Cash Flow Data
Cash flow provided by (used in):
Operating activities	$(17,196)	$(14,747)
Investing activities	6,129	15,579
Financing activities	549	252
Net increase (decrease) in cash	$(10,518)	$1,084

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $43.5 million, current liabilities of $6.6 million and working capital of $37.7 million as of June 30, 2026, compared to aggregate cash, cash equivalents and marketable securities of $59.9 million, $5.1 million in current liabilities and $55.5 million in working capital as of December 31, 2025. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to the net cash used to fund our current operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $17.2 million compared to $14.7 million for the six months ended June 30, 2025. The increase in cash used in operating activities resulted primarily from the increased net loss, partially offset by changes in operating assets and liabilities during the current year period.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash provided by investing activities was $6.1 million and $15.6 million for the six months ended June 30, 2026 and 2025, respectively. This change was primarily a function of the timing of maturities and investments in marketable securities.

Financing Activities

Net cash provided by financing activities was $549 thousand and $252 thousand for the six months ended June 30, 2026 and 2025, respectively. The amounts consist primarily of proceeds from the exercise of stock options in both periods.

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to four years, if at all. We do not know when or if we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We will not generate any revenue from product sales unless and until we obtain required regulatory approvals. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to moderately increase as compared to recent prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate, including, in particular, the expansion of our PE clinical development program and the continuation and global expansion of our ReMEDy2 trial. In the long-term, subject to obtaining regulatory approval of our DM199 product candidate, or any other product candidate, and if we are unable to secure the assistance of, or out-license to, a strategic partner, we expect to incur significant commercialization expenses for product marketing, sales, manufacturing and distribution.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the quarterly period ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408, respectively, of SEC Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description	Manner of Filing
3.1	Notice of Articles of DiaMedica Therapeutics Inc. dated May 20, 2025	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025

3.2	Amended and Restated Articles of DiaMedica Therapeutics Inc. Effective May 17, 2023	Incorporated by reference to Exhibit 3.1 to DiaMedica’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 18, 2023

10.1	Amended and Restated DiaMedica Therapeutics Inc. 2019 Omnibus Incentive Plan (as amended through May 20, 2026)	Filed herewith

Exhibit No.	Description	Manner of Filing
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three and six months ended June 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to the Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5

Filed herewith

104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: August 10, 2026	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)