Form 10-Q
period 2026-09-30
DiaMedica Therapeutics Inc.
filed 2026-11-12
CIK 1401040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, there were 53,957,474 voting common shares of the registrant outstanding.

DiaMedica Therapeutics Inc.

FORM 10-Q

September 30, 2026

TABLE OF CONTENTS

Description	Page

_________________

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

●	pending and future government agency requests for additional pre-clinical studies or modifications to clinical studies that could lead to uncertainty and potential delays in obtaining results from the same;

●	the possible occurrence of future adverse events associated with or unfavorable results from current trials and their potential to adversely affect other current or future trials;

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

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

DiaMedica Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,800	$15,647
Marketable securities	28,105	44,243
Prepaid expenses and other assets	411	481
Amounts receivable	176	258
Total current assets	35,492	60,629

Non-current assets:
Deferred offering costs	400	400
Property and equipment, net	131	145
Operating lease right-of-use asset, net	130	197
Total non-current assets	661	742

Total assets	$36,153	$61,371

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,646	$1,475
Accrued liabilities	4,691	3,545
Operating lease obligation	110	101
Finance lease obligation	7	11
Total current liabilities	7,454	5,132

Non-current liabilities:
Operating lease obligation	40	124
Finance lease obligation	—	4
Total non-current liabilities	40	128

Shareholders’ equity:
Common shares, no par value; unlimited authorized; 53,957,474 and 53,742,370 shares issued and outstanding, as of September 30, 2026 and December 31, 2025, respectively	—	—
Paid-in capital	232,973	228,829
Accumulated other comprehensive income (loss)	(55)	50
Accumulated deficit	(204,259)	(172,768)
Total shareholders’ equity	28,659	56,111
Total liabilities and shareholders’ equity	$36,153	$61,371

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$9,243	$6,437	$25,383	$17,915
General and administrative	2,378	2,596	7,218	7,269
Operating loss	(11,621)	(9,033)	(32,601)	(25,184)

Other income, net	319	419	1,132	1,176

Loss before income tax expense	(11,302)	(8,614)	(31,469)	(24,008)

Income tax expense	(8)	(6)	(22)	(18)

Net loss	(11,310)	(8,620)	(31,491)	(24,026)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	(18)	64	(105)	27

Net loss and comprehensive loss	$(11,328)	$(8,556)	$(31,596)	$(23,999)

Basic and diluted net loss per share	$(0.21)	$(0.17)	$(0.58)	$(0.53)
Weighted average shares outstanding – basic and diluted	53,943,455	49,630,119	53,877,630	45,168,749

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(In thousands, except share amounts)

(Unaudited)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2025	53,742,370	$228,829	$50	$(172,768)	$56,111
Issuance of common shares upon the exercise of stock options	140,136	420	—	—	420
Issuance of common shares upon the vesting and settlement of restricted stock units	839	—	—	—	—
Share-based compensation expense	—	822	—	—	822
Unrealized loss on marketable securities	—	—	(76)	—	(76)
Net loss	—	—	—	(10,042)	(10,042)
Balances at March 31, 2026	53,883,345	$230,071	$(26)	$(182,810)	$47,235
Issuance of common shares upon the exercise of stock options	41,513	135	—	—	135
Issuance of common shares upon the vesting and settlement of restricted stock units	839	—	—	—	—
Share-based compensation expense	—	1,118	—	—	1,118
Unrealized loss on marketable securities	—	—	(11)	—	(11)
Net loss	—	—	—	(10,139)	(10,139)
Balances at June 30, 2026	53,925,697	$231,324	$(37)	$(192,949)	$38,338
Issuance of common shares upon the exercise of stock options	30,938	116	—	—	116
Issuance of common shares upon the vesting and settlement of restricted stock units	839	—	—	—	—
Share-based compensation expense	—	1,533	—	—	1,533
Unrealized loss on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(11,310)	(11,310)
Balances at September 30, 2026	53,957,474	$232,973	$(55)	$(204,259)	$28,659

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity

Balances at December 31, 2024	42,818,660	$180,697	$23	$(140,002)	$40,718
Issuance of common shares upon the vesting and settlement of restricted stock units	3,805	—	—	—	—
Issuance of common shares upon the exercise of stock options	37,000	94	—	—	94
Share-based compensation expense	—	867	—	—	867
Unrealized loss on marketable securities	—	—	(18)	—	(18)
Net loss	—	—	—	(7,707)	(7,707)
Balances at March 31, 2025	42,859,465	$181,658	$5	$(147,709)	$33,954
Issuance of common shares in settlement of deferred stock units	142,345	—	—	—	—
Issuance of common shares upon the vesting and settlement of restricted stock units	3,803	—	—	—	—
Issuance of common shares upon the exercise of stock options	66,875	163	—	—	163
Share-based compensation expense	—	771	—	—	771
Unrealized loss on marketable securities	—	—	(19)	—	(19)
Net loss	—	—	—	(7,699)	(7,699)
Balances at June 30, 2025	43,072,488	$182,592	$(14)	$(155,408)	$27,170
Issuance of common shares under Private Placement net of offering costs of $0.1 million	8,606,425	29,977	—	—	29,977
Sale of common shares, net of offering costs	223,472	1,550	—	—	1,550
Issuance of common shares upon the exercise of stock options	171,250	465	—	—	465
Issuance of common shares upon the vesting and settlement of restricted stock units	3,804	—	—	—	—
Share-based compensation expense	—	1,016	—	—	1,016
Unrealized gain on marketable securities	—	—	64	—	64
Net loss	—	—	—	(8,620)	(8,620)
Balances at September 30, 2025	52,077,439	$215,600	$50	$(164,028)	$51,622

See accompanying notes to the condensed consolidated financial statements.

DiaMedica Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(31,491)	$(24,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,473	2,654
Amortization of discounts on marketable securities	(506)	(690)
Non-cash lease expense	67	61
Depreciation	35	32
Changes in operating assets and liabilities:
Amounts receivable	82	(24)
Prepaid expenses and other assets	70	(218)
Deposits	—	1,108
Accounts payable	1,171	980
Accrued liabilities and operating lease liabilities	1,071	(1,174)
Net cash used in operating activities	(26,028)	(21,297)

Cash flows from investing activities:
Purchase of marketable securities	(29,566)	(51,224)
Maturities and sales of marketable securities	46,105	41,071
Purchases of property and equipment	(21)	(34)
Net cash provided by (used in) investing activities	16,518	(10,187)

Cash flows from financing activities:
Proceeds from the sale of common shares, net of offering costs	—	31,527
Proceeds from the exercise of common stock options	671	722
Deferred offering costs	—	(456)
Principal payments on finance lease obligation	(8)	(8)
Net cash provided by financing activities	663	31,785

Net increase (decrease) in cash and cash equivalents	(8,847)	301
Cash and cash equivalents at beginning of period	15,647	3,025
Cash and cash equivalents at end of period	$6,800	$3,326

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	$18

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

●	Part 1b: dose-expansion study evaluating continuous IV infusion in up to 30 late-onset PE subjects enrolled within 72 hours of delivery, using a dosing level identified in Part 1a; initial enrollment expected by the end of 2026.

●	Part 2: evaluation of repeated SC dosing of DM199 in early-onset PE subjects until delivery (expectant management), using three dose levels identified in Part 1a; initial enrollment expected by the end of 2026.

Fetal Growth Restriction (FGR)

●

Part 3: evaluation of a single IV and SC loading dose of DM199, followed by repeated SC dosing in FGR subjects until delivery (expectant management), using three dose levels identified in Part 1a; enrollment commenced in June 2026 and the first two cohorts of 5 and 10 µg/kg have completed enrollment of six participants per cohort. The dose for the third cohort will be between 1 and 15 µg/kg based on results from the first two cohorts.

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

With respect to our AIS clinical program, we are currently conducting a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial of DM199 for the treatment of AIS, (the ReMEDy2 trial). Our ReMEDy2 trial is intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes a pre-specified interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial based upon a primary efficacy endpoint analysis of the proportion of subjects with a modified Rankin score of 0 or 1 at Day 90 indicating an excellent outcome. Based on the results of the interim analysis, the study may then be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We are currently conducting the trial in the United States, Canada, the United Kingdom and the European Union. In October 2026 we announced the enrollment of the 200th participant in this trial and that results from the interim analysis are expected to be available by the end of the first quarter of 2027.

We have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding prior clinically significant hypotension events; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to our study sites to understand the specific issues at each study site. To mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, supporting vendor management and overall program management. We continue to work closely with our contract research organizations and other supporting vendors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance site activation and enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment.

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

As of September 30, 2026, we have incurred losses of $204.3 million since our inception in 2000. For the nine months ended September 30, 2026, we incurred a net loss of $31.5 million and negative cash flows from operating activities of $26.0 million. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments generate revenue sufficient to fund our continuing operations. For the foreseeable future, we expect to incur significant operating losses as we continue the development and clinical study of, and to seek regulatory approval for, our DM199 product candidate. As of September 30, 2026, we had combined cash, cash equivalents and marketable securities of $34.9 million, working capital of $28.0 million and shareholders’ equity of $28.7 million.

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

The accompanying interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties. Our ability to continue as a going concern, realize the carrying value of our assets and discharge our liabilities in the ordinary course of business is dependent upon a number of factors, including our ability to obtain additional financing, the success of our development efforts, our ability to obtain marketing approval for our initial product candidate, DM199, in the United States, the European Union or other markets and ultimately our ability to market and sell our initial product candidate. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern which is not alleviated. See Note 3 titled “Liquidity, Management’s Plans and Going Concern.”

3.         Liquidity, Management’s Plans and Going Concern

As of September 30, 2026 and December 31, 2025, the Company has an accumulated deficit of $204.3 million and $172.8 million, respectively, and the Company has not generated positive cash flow from operations since its inception.

Additional funding will be required to continue the Company’s research and development and other operating activities. In the next 12 months we will likely seek to raise additional funds through various sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This risk would increase if our clinical data were not positive or economic and market conditions deteriorate.

Our most recent equity financings include our July 2025 private placement in which we issued and sold an aggregate of 8,606,425 common shares pursuant to a securities purchase agreement at a purchase price of $3.50 per share to accredited investors. As a result of the offering, we received net proceeds of $30.0 million, after deducting offering expenses. Additionally, we sold 1,724,472 common shares under our at-the-market offering for net proceeds of $13.3 million.

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions that may include, among other things, reducing use of outside professional service providers, reducing personnel or personnel compensation, significantly modifying or delaying the development of our DM199 product candidate, licensing to third parties the rights to commercialize our DM199 product candidate or ceasing operations.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to demonstrate clinical progress for our DM199 product candidate in the United States or other markets, our ability to obtain required governmental approvals of our product candidate and ultimately our ability to license or market and sell our DM199 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain required governmental approvals, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional equity securities would likely result in dilution to our current shareholders.

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

We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Declines in fair value considered to be temporary and caused by noncredit-related factors of the issuer, are recorded in accumulated other comprehensive income or loss, which is a separate component of shareholders’ equity. Declines in fair value that are other than temporary or caused by credit-related factors of the issuer, are recorded within earnings as an impairment loss. There were no material other-than-temporary unrealized losses as of September 30, 2026.

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

The hierarchy is broken down into three levels defined as follows:

Level 1 Inputs — quoted prices in active markets for identical assets and liabilities

Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs — unobservable inputs

As of September 30, 2026, we believe that the carrying amounts of our other financial instruments, including amounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments. See Note 5 titled “Marketable Securities” for additional information.

Deferred offering costs

Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public sale of the Company’s common shares under the 2025 Sales Agreement, see Note 11. Costs related to the public sale of the Company’s common shares are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. See Note 11 titled “Shareholders’ Equity” for additional information.

Recently issued accounting pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosure, in the notes to the consolidated financial statements, of certain categories of expenses included in the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 may be applied either on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on its consolidated financial statement disclosures.

5.         Marketable Securities

The available-for-sale marketable securities are primarily comprised of investments in commercial paper, corporate bonds and government securities and consist of the following, measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using Inputs Considered as of:
	September 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Government securities	$23,130	$—	$23,130	$—	$39,421	$—	$39,421	$—
Commercial paper and corporate bonds	4,975	—	4,975	—	4,822	—	4,822	—
Total	$28,105	$—	$28,105	$—	$44,243	$—	$44,243	$—

Maturities of individual securities are less than 12 months, and the amortized cost of all securities approximated fair value as of September 30, 2026, and December 31, 2025. Accrued interest receivable on marketable securities is included in amounts receivable and was $137,000 and $250,000 as of September 30, 2026, and December 31, 2025, respectively.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2026.

6.         Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of insurance premiums, yearly subscriptions for services and deposits expected to be recovered during the next twelve months.

7.         Amounts Receivable

Amounts receivable consisted primarily of accrued interest receivable on marketable securities of $137,000 and $250,000 as of September 30, 2026 and December 31, 2025, respectively.

8.         Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer equipment	$158	$151
Furniture and equipment	128	128
Leasehold improvements	16	16
	302	295
Less accumulated depreciation	(171)	(150)
Property and equipment, net	$131	$145

9.         Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Clinical trial costs	$2,812	$1,291
Compensation	1,534	1,380
Professional services fees	171	120
Research and development services	168	749
Other	6	5
Total accrued liabilities	$4,691	$3,545

10.         Operating Lease

Office lease

Our operating lease costs were $78,000 for each of the nine-month periods ended September 30, 2026 and 2025. Our variable lease costs were $71,000 and $67,000 for the nine months ended September 30, 2026 and 2025, respectively. Variable lease costs consist primarily of common area maintenance costs, insurance and taxes which are paid based upon actual costs incurred by the lessor.

Future minimum operating lease obligations as of September 30, 2026 are (in thousands):

2026	$30
2027	119
2028	10
Total lease payments	159
Less interest portion	(9)
Present value of operating lease obligation	150
Less current portion of operating lease	(110)
Operating lease obligation, non-current	$40

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

Equity issued during the nine months ended September 30, 2026

During the nine months ended September 30, 2026, 212,587 common shares were issued upon the exercise of stock options for gross proceeds of $671,000 and 2,517 common shares were issued upon the vesting and settlement of restricted stock units.

Equity issued during the nine months ended September 30, 2025

On July 21, 2025, we entered into securities purchase agreements with accredited investors, pursuant to which we agreed to issue and sell an aggregate of 8,606,425 common shares at a purchase price of $3.50 per share in a private placement. As a result of the offering, which closed on July 23, 2025, we received gross proceeds of $30.1 million, which resulted in net proceeds to us of approximately $30.0 million, after deducting the offering expenses.

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

At-the-Market Offering Program

We are party to a sales agreement (2025 Sales Agreement) under which we may, from time to time, sell voting common shares having an aggregate offering price of up to $100 million, through an “at-the-market” (ATM) offering. The sales agent receives a customary commission from the Company for any common shares sold under the ATM offering. The offer and sale of any shares sold in the ATM offering is pursuant to an effective registration statement on Form S-3 and an accompanying prospectus. As of September 30, 2026, $86.2 million remained available for issuance pursuant to the ATM offering.

Shares reserved

Common shares reserved for future issuance are as follows:

September 30, 2026
Issuable upon exercise of employee and non-employee stock options	8,338,245
Issuable upon settlement of deferred stock units	190,785
Issuable upon vesting and settlement of restricted stock units	61,038
Available for grant under the Amended and Restated 2019 Omnibus Incentive Plan	2,740,363
Available for grant under the 2021 Employment Inducement Incentive Plan	528,125
Total	11,858,556

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

The following table summarizes our calculation of net loss per common share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(11,310)	$(8,620)	$(31,491)	$(24,026)
Weighted average shares outstanding—basic and diluted	53,943,455	49,630,119	53,877,630	45,168,749
Basic and diluted net loss per share	$(0.21)	$(0.17)	$(0.58)	$(0.53)

The following outstanding potential common shares were not included in the diluted net loss per share calculations as their effects were not dilutive:

	For the Three- and Nine-Month Periods Ended September 30,
	2026	2025
Common shares issuable upon exercise of employee and non-employee stock options	8,338,245	7,321,854
Common shares issuable upon settlement of deferred stock units	190,785	174,515
Common shares issuable upon vesting and settlement of restricted stock units	61,038	3,803

13.         Share-Based Compensation

Amended and Restated 2019 Omnibus Incentive Plan (2019 Plan)

The 2019 Plan permits the Board, or a committee or subcommittee thereof, to grant to the Company’s eligible employees, non-employee directors and certain consultants non-statutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), deferred stock units (DSUs), performance awards, non-employee director awards and other share-based awards. We grant options to purchase common shares under the 2019 Plan at no less than the fair market value of the underlying common shares as of the date of grant. Options granted to employees and non-employee directors have a maximum term of ten years and generally vest over one to four years. Options granted to non-employees have a maximum term of five years and generally vest over one year. Subject to adjustment as provided in the 2019 Plan, the maximum number of the Company’s common shares authorized for issuance under the 2019 Plan is 10,500,000 shares. As of September 30, 2026, options to purchase an aggregate of 6,683,335 common shares were outstanding, 181,040 common shares were reserved for issuance upon settlement of DSUs and 61,038 shares were reserved for issuance upon the vesting and settlement of RSUs and 2,740,363 shares remained available for issuance.

2021 Employment Inducement Incentive Plan (2021 Inducement Plan)

The 2021 Inducement Plan permits the Board, or a committee or subcommittee thereof, to grant non-statutory options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, to new employees who satisfy the standards for inducement grants under Nasdaq Listing Rule 5635(c)(4) or 5635(c)(3), as applicable. The Inducement Plan has a term of 10 years. The share reserve under the Inducement Plan may be increased at the discretion of and approval by the Board and on July 31, 2025, the Board increased the number of common shares reserved for issuance under the plan to 2,000,000. As of September 30, 2026, options to purchase an aggregate of 1,385,000 common shares were outstanding under the Inducement Plan and 528,125 shares remained available for issuance.

Prior stock option plan

The Company ceased granting awards under its Amended and Restated Stock Option Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under the prior plan remain outstanding in accordance with and pursuant to the terms thereof. Options granted under the prior plan have terms similar to those used under the 2019 Plan. As of September 30, 2026, options to purchase an aggregate of 269,910 common shares were outstanding.

Prior deferred stock unit plan

The Company ceased granting awards under its Deferred Share Unit Plan in conjunction with shareholder approval of the 2019 Plan. Awards outstanding under that plan remain outstanding in accordance with and pursuant to the terms thereof. As of September 30, 2026, there were 9,745 common shares reserved for issuance upon settlement of DSUs outstanding.

Share-based compensation expense for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$814	$646	$1,939	$1,862
Research and development	719	370	1,534	792
Total share-based compensation	$1,533	$1,016	$3,473	$2,654

We recognize share-based compensation for options awards based on the fair value of each award as estimated using the Black-Scholes option valuation model. Ultimately, the actual expense recognized over the vesting period will only be for those options that actually vest.

A summary of option activity is as follows (in thousands except share and per share amounts):

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balances at December 31, 2025	6,864,854	$4.10	$26,479
Granted	2,359,249	6.19
Forfeitures	(605,771)	4.54
Exercised	(212,587)	3.15
Expired	(67,500)	2.11
Balances at September 30, 2026	8,338,245	$4.70	$29,796

Information about stock options outstanding, vested and expected to vest as of September 30, 2026, is as follows:

			Outstanding, Vested and Expected to Vest			Options Vested and Exercisable
Per Share Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	-	$1.99	51,443	6.3	$1.64	49,881	6.3
$2.00	-	$2.99	2,016,923	6.2	2.75	1,612,113	6.1
$3.00	-	$3.99	193,107	3.7	3.66	178,107	3.4
$4.00	-	$4.99	2,730,219	6.9	4.33	1,453,407	5.6
$5.00	-	$5.99	2,071,536	8.1	5.71	346,037	5.2
$6.00	-	$10.00	1,275,017	8.6	7.25	274,146	5.7
			8,338,245	7.2	$4.70	3,913,691	5.7

14.         Segment Information

An operating segment is identified as a component of an enterprise that engages in business activities about which separate discrete financial information and operating results is regularly reviewed by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is the Chief Executive Officer. The Company operates in a single operating segment focused on the development of its drug product candidate DM199 for the treatment of severe ischemic disease. The CODM manages and allocates resources to the operations of the Company on a total company basis. Further, the CODM reviews and utilizes functional expenses (i.e., research, development and general and administrative) at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are share-based compensation, interest income, other income (expense), net, and income tax expense, which are reflected in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

The following table presents financial information, including significant segment expenses, which are regularly provided to the CODM and included within segment and consolidated net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses, excluding share-based compensation
Research and development	$8,524	$6,067	$23,849	$17,123
General and administrative	1,564	1,950	5,279	5,407
Total operating expenses, excluding share-based compensation	10,088	8,017	29,128	22,530
Share-based compensation
Research and development	719	370	1,534	792
General and administrative	814	646	1,939	1,862
Total share-based compensation	1,533	1,016	3,473	2,654
Operating loss	(11,621)	(9,033)	(32,601)	(25,184)
Interest income	314	440	1,169	1,197
Other income (expense), net	5	(21)	(37)	(21)
Income tax expense	(8)	(6)	(22)	(18)
Segment and consolidated net loss	$(11,310)	$(8,620)	$(31,491)	$(24,026)

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon accounting principles generally accepted in the United States of America and discusses the financial condition and results of operations for DiaMedica Therapeutics Inc. and our subsidiaries for the three- and nine-month periods ended September 30, 2026 and 2025.

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

●	We are preparing for an open-label, dose range finding global Phase 2 trial of DM199 in participants with early onset PE to be conducted in North America (United States & Canada) and the United Kingdom (UK). In March 2026 we received approval from Health Canada to initiate this Phase 2 trial, and we are currently finalizing plans to commence site activation by the end of this year. We are also preparing to expand this Phase 2 trial to include sites in the UK and the United States. Regarding the status of this clinical program in the United States, in the fourth quarter of 2025, we participated in a productive, in-person pre-investigational new drug (IND) meeting with the FDA to discuss the planned Phase 2 trial, at which the FDA requested an additional non-clinical, 10-day modified embryo-fetal development and pre- and post-natal development (ePPND) study in a rabbit model. Preliminary results of the rabbit study suggested that the animals developed an antibody response to DM199, a humanized recombinant protein, preventing us from completing the requested ePPND study in the rabbit model. We proposed to FDA performing the ePPND study in a second rodent model. In June 2026, we announced that the FDA provided written feedback regarding the need for additional nonclinical reproductive toxicity data to support continued development of DM199 for the treatment of PE. We believe, based on the FDA’s feedback, that the previously completed rat reproductive toxicity study may be acceptable to support a U.S. investigational new drug (IND) application, provided that we can demonstrate sufficient evidence of DM199 exposure and enzymatic activity throughout the previous completed rat studies, as well as adequate pharmacologic effect in rats to support their use as an appropriate toxicology species. To address the FDA’s request, we have initiated a pharmacokinetic (PK) (drug exposure) and pharmacologic activity study of DM199 in rats. The in-life portion of this study completed in October 2026, and a final report is due in November 2026. Upon completion of the rat PK study, we plan to submit the requested information to FDA for review.

AIS Program and Phase 2/3 ReMEDy2 Trial

Our clinical program in AIS centers on our ReMEDy2 clinical trial (NCT05065216) of DM199 for the treatment of AIS. Our ReMEDy2 clinical trial is a Phase 2/3, adaptive design, randomized, double-blind, placebo-controlled trial intended to enroll approximately 300 participants at up to 100 sites globally. The adaptive design component includes a pre-specified interim analysis by our independent data safety monitoring board to be conducted after the first 200 participants have completed the trial based upon a primary efficacy endpoint analysis of the proportion of subjects with a modified Rankin score of 0 or 1 at Day 90 indicating an excellent outcome. Based on the results of the interim analysis, the study may be stopped for futility or the final sample size will be determined, ranging between 300 and 728 patients, according to a pre-determined statistical plan. We are currently conducting the trial in the United States, Canada, the United Kingdom and the European Union. Early this year, we commenced enrollment in six European countries. As previously disclosed, we have experienced and continue to experience slower than expected site activations and enrollment in our ReMEDy2 trial. We believe these conditions may be due to hospital and medical facility staffing shortages; inclusion/exclusion criteria in the study protocol; concerns managing logistics and protocol compliance for participants discharged from the hospital to an intermediate care facility; concerns regarding the prior clinically significant hypotension events; use of artificial intelligence and telemedicine which have enabled smaller hospitals to retain AIS patients not eligible for mechanical thrombectomy instead of sending these patients to the larger stroke centers which are more likely to be sites in our trial; and competition for research staff and trial subjects due to other pending stroke and neurological trials. We continue to reach out to our study sites to understand the specific issues at each study site. To mitigate the impact of these factors, we have significantly expanded our internal clinical team and have brought in-house certain trial activities, including site identification, qualification and activation, clinical site monitoring, supporting vendor management and overall program management. We continue to work closely with our contract research organizations and other supporting vendors to develop procedures to support both U.S. and global study sites and potential participants as needed. We intend to continue to monitor the results of these efforts and, if necessary, implement additional actions to enhance enrollment in our ReMEDy2 trial; however, no assurances can be provided as to the success of these actions and if or when these issues will resolve. Failure to resolve these issues may result in further delays in our ReMEDy2 trial and increase the difficulty in forecasting enrollment. In October 2026 we announced the enrollment of the 200th participant in this trial and that results from the interim analysis are expected to be available by the end of the first quarter of 2027.

Financial Overview

We do not have commercial approval to market any product, nor have we ever had such approval. We have financed our operations principally by the public and private sales of equity securities. We have received additional capital from the exercise of warrants and stock options, interest income on funds available for investment and government grants. We have incurred a net loss in each year since our inception. Our net losses were $31.5 million and $24.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $204.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development (R&D) activities and general and administrative (G&A) support costs associated with our operations.

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

We expect our rate of future negative operating cash flows per quarter will generally increase moderately relative to recent prior quarterly periods as we continue our clinical development programs in PE, FGR and AIS. However, the amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including the current Phase 2 PE trial, our current ReMEDy2 trial and in particular the rate of site activation and participant enrollment in the study, the potential further expansion of our current development programs and other factors. We may require or otherwise seek significant additional funds earlier than we currently expect. We may elect to raise additional funds even before we need them if market conditions for raising additional capital are favorable.

If we are unable to obtain additional financing when needed, we would need to scale back our operations taking actions that may include, among other things, reducing use of outside professional service providers, reducing staff or staff compensation, significantly modifying or delaying the development of our DM199 product candidate, licensing to third parties the rights to commercialize our DM199 product candidate for acute ischemic stroke, chronic kidney disease or other applications that we would otherwise seek to pursue, or ceasing operations.

Our future success is dependent upon our ability to obtain additional financing, the success of our development efforts, our ability to demonstrate clinical progress for our DM199 product candidate in the United States or other markets, our ability to obtain required governmental approvals of our product candidate and ultimately our ability to license or market and sell our DM199 product candidate. If we are unable to obtain additional financing when needed, if our clinical trials are not successful or if we are unable to obtain required governmental approvals, we would not be able to continue as a going concern and would be forced to cease operations and liquidate our company.

There can be no assurances that we will be able to obtain additional financing on commercially reasonable terms, or at all. The sale of additional equity securities would likely result in dilution to our current shareholders.

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

Results of Operations

Comparison of the Three- and Nine-Month Periods Ended September 30, 2026 and 2025

The following table summarizes our unaudited results of operations for the three- and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$9,243	$6,437	$25,383	$17,915
General and administrative expenses	2,378	2,596	7,218	7,269
Other income, net	$(319)	$(419)	$(1,132)	$(1,176)

Research and Development Expenses

R&D expenses increased to $9.2 million for the three months ended September 30, 2026, up from $6.4 million for the three months ended September 30, 2025. R&D expenses increased to $25.4 million for the nine months ended September 30, 2026, up from $17.9 million for the nine months ended September 30, 2025. The increases are primarily due to cost increases driven by the expansion of our clinical team; our ongoing ReMEDy2 clinical trial, including its global expansion; the start-up of our Phase 2 PE trial in Canada and the UK; additional reproductive toxicity testing being performed in support of our PE program in the United States; increased manufacturing development activity and increased non-cash share-based compensation. We expect that our R&D expenses will moderately increase in future periods relative to recent prior periods as we continue enrollment in our ReMEDy2 trial and start-up of our Phase 2 PE trial.

General and Administrative Expenses

G&A expenses were $2.4 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. G&A expenses were $7.2 million and $7.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease for the three-month period was driven primarily by decreased professional fees partially offset by increased non-cash share-based compensation expense. The decrease for the nine-month period resulted primarily from a reduction in current-year legal and other professional fees, partially offset by increased personnel costs incurred in conjunction with staff expansion. We expect G&A expenses to remain steady in future periods as compared to recent prior periods.

Other Income, Net

Other income, net, was $319 thousand and $419 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decreases were driven by decreased interest income recognized during the current-year periods.

Liquidity and Capital Resources

The following tables summarize our liquidity and capital resources as of September 30, 2026 and December 31, 2025, and our cash flows for each of the nine-month periods ended September 30, 2026 and 2025, and are intended to supplement the more detailed discussion that follows (in thousands):

	September 30, 2026	December 31, 2025
Cash, cash equivalents and marketable securities	$34,905	$59,890
Total assets	36,153	61,371
Total current liabilities	7,454	5,132
Total shareholders’ equity	28,659	56,111
Working capital	28,038	55,497

	Nine Months Ended September 30,
	2026	2025
Cash Flow Data
Cash flow provided by (used in):
Operating activities	$(26,028)	$(21,297)
Investing activities	16,518	(10,187)
Financing activities	663	31,785
Net increase (decrease) in cash	$(8,847)	$301

Working Capital

We had aggregate cash, cash equivalents and marketable securities of $34.9 million, current liabilities of $7.5 million and working capital of $28.0 million as of September 30, 2026, compared to aggregate cash, cash equivalents and marketable securities of $59.9 million, $5.1 million in current liabilities and $55.5 million in working capital as of December 31, 2025. The decreases in our combined cash, cash equivalents and marketable securities and in our working capital are due primarily to the net cash used to fund our current operations.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $26.0 million compared to $21.3 million for the nine months ended September 30, 2025. The increase in cash used in operating activities resulted primarily from the increased net loss, partially offset by changes in operating assets and liabilities during the current year period.

Investing Activities

Investing activities consist primarily of purchases and maturities of marketable securities. Net cash provided by investing activities was $16.5 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $10.2 million for the nine months ended September 30, 2025. This change resulted primarily from net maturities of our marketable securities during the current-year period compared to the investment of proceeds from the July 2025 private placement in the prior-year period.

Financing Activities

Net cash provided by financing activities was $663 thousand and $31.8 million for the nine months ended September 30, 2026 and 2025, respectively. The amounts consist primarily of proceeds from the exercise of stock options in 2026 and net proceeds from the sale of common shares in our July 2025 private placement.

Capital Requirements

Since our inception, we have incurred losses while advancing the development of our DM199 product candidate. We have not generated any revenues from product sales and do not expect to do so for at least three to four years, if at all. We do not know when or if we will generate any revenues from product sales or out-licensing of our DM199 product candidate or any future product candidate. We will not generate any revenue from product sales unless and until we obtain required regulatory approvals. We expect to continue to incur substantial operating losses until such time as any future product sales, licensing fees, milestone payments and/or royalty payments are sufficient to generate revenues to fund our continuing operations. We expect our operating losses to moderately increase as compared to recent prior periods as we continue the research, development and clinical studies of, and seek regulatory approval for, our DM199 product candidate, including, in particular, the expansion of our PE clinical development program and the continuation and global expansion of our ReMEDy2 trial. In the long term, subject to obtaining regulatory approval of our DM199 product candidate, or any other product candidate, and if we are unable to secure the assistance of, or out-license to, a strategic partner, we expect to incur significant commercialization expenses for product marketing, sales, manufacturing and distribution.

Accordingly, and notwithstanding the sale of common shares during 2025, in which we received net proceeds of approximately $43.3 million, we expect we will need substantial additional capital to complete our R&D activities, including current and anticipated future clinical studies, regulatory activities, and otherwise develop our product candidate, DM199, or any future product candidate, to a point where the product candidate may be out-licensed or commercially sold. Although we are striving to achieve these plans, there is no assurance that these and other strategies will be achieved or that additional funding will be obtained on favorable terms or at all. We expect our rate of future negative quarterly cash flows will vary depending on our clinical activities and the timing of expenses incurred and will increase moderately relative to recent prior periods as we initiate our global Phase 2 PE trial in early-onset patients and continue our ReMEDy2 trial. The amount and timing of our future funding requirements will depend on many factors, including timing and results of our ongoing development efforts, including our current ReMEDy2 trial and the initiation of our global Phase 2 PE trial, the potential further expansion of our current development programs and other factors on our operating expenses. We may require significant additional funds earlier than we currently expect and there is no assurance that we will not need or seek additional funding prior to such time, especially if market conditions for raising additional capital are favorable. The accompanying interim condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern and do not include any adjustments relating to the recoverability or classification of assets or the amounts of liabilities that might result from the outcome of these uncertainties.

Historically, we have financed our operations primarily from the public and private sale of equity securities. We have received additional capital from the exercise of warrants and stock options, interest income on funds available for investment and government grants. Our most recent equity financings include our July 2025 private placement in which we issued and sold an aggregate of 8,606,425 common shares pursuant to a securities purchase agreement at a purchase price of $3.50 per share to accredited investors. As a result of the offering, we received net proceeds of $30.0 million, after deducting offering expenses. Additionally, we sold 1,724,472 common shares under our at-the-market offering for net proceeds of $13.3 million. We do not have any existing credit facilities under which we could borrow funds. We may seek to raise additional funds through various sources, such as equity or debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds are available to us, that such additional financing will be sufficient to meet our needs or on terms acceptable to us. This is particularly true if our clinical data are not positive or economic and market conditions deteriorate.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.         OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the quarterly period ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408, respectively, of SEC Regulation S-K.

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
101

Financial statements from the quarterly report on Form 10-Q of DiaMedica Therapeutics Inc. for the three and nine months ended September 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to the Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5

Filed herewith
104	Cover Page Interactive Data File	Embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMEDICA THERAPEUTICS INC.

Date: November 12, 2026	/s/ Rick Pauls
Rick Pauls President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	/s/ Scott Kellen
Scott Kellen Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)